Form 10-K
period 1999-01-30
ANVIL KNITWEAR INC
filed 1999-04-29
CIK 1038273

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the Fiscal Year Ended January 30, 1999

                        Commission File Number 333-26999

                              ANVIL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

   DELAWARE                                                      13-3801705
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

228 EAST 45TH STREET
NEW YORK, NEW YORK                                                       10017
(address of principal                                                 (Zip Code)
executive office)

Registrant's telephone number                                    (212) 476-0300
(including area code)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OR 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The Company is not required to make filings under Section 16 of the Exchange Act because it has no registered securities under Section 12 of the Securities Exchange Act of 1934.

At April 15, 1999 there were 390,000 shares of the registrant's Class B Common Stock, $0.01 per share par value (the "Class B Common") held by non-affiliates. At such date, there was no established trading market for these shares. At April 16, 1999, there were 290,000 shares of the registrant's Class A Common Stock, $0.01 per share par value (the "Class A Common") and 3,590,000 shares of Class B Common outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Those portions of the Information Statement for the Company's 1999 Annual Meeting of Stockholders (the "Information Statement") are incorporated herein by reference in Part III, Items 10, 11, 12 and 13.

PART I
ITEM 1. BUSINESS

CORPORATE STRUCTURE AND RECENT ACQUISITIONS

On January 28, 1995, Anvil Holdings, Inc., a Delaware corporation ("Holdings"), and its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), acquired the assets and assumed certain liabilities of the Anvil Knitwear division (the "Predecessor") from McGregor Corporation ("McGregor") (the "Acquisition").

On January 31, 1997, Anvil completed the acquisition of the assets of a marketer and distributor of activewear products which, prior to the acquisition, supplied finished activewear products to Anvil for redistribution by Anvil as well as supplying directly into the retail market. This business operates through a newly-formed Delaware corporation, Cottontops, Inc. ("Cottontops").

As used herein, the "Company" refers to Holdings, including, in some instances, its subsidiaries, as appropriate to the context.

On March 14, 1997, the Company, Anvil VT, Inc., Vestar Equity Partners, L.P., 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture"), certain management investors (the "Management Investors") and other existing shareholders of the Company (collectively, the "Existing Shareholders") and Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") completed a reorganization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock ("Old Common Stock" and "Old Preferred Stock"); (ii) BRS contributed $13,063,000 for the purchase of new common stock; (iii) 399 Venture and the Management Investors reinvested a portion of their shares of Old Common Stock of the Company, which were converted into shares of newly issued common stock, and (iv) 399 Venture exchanged a portion of its Old Preferred Stock for 3,333 shares of Senior Exchangeable Preferred Stock and new common stock.

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). Additionally, on March 14, 1997, Anvil sold $130,000,000 of 10-7/8% Senior Notes due 2007
("Senior Notes") in connection with the Recapitalization and repaid its borrowings under an existing credit agreement (the "Old Credit Agreement") and entered into an Amended and Restated Credit Agreement (the "Credit Agreement") The Credit Agreement was replaced in March 1999 (See Note 8 to Financial Statements).

The Company's fiscal year ends on the Saturday closest to January 31. Accordingly, when referring to the Company's fiscal years in this report, "fiscal 1998" refers to the year ended January 30, 1999, "fiscal 1997" refers to the year ended January 31, 1998, etc.

GENERAL

The Company is a leading designer, manufacturer and marketer of high quality activewear for sale principally into the "imprinted" or "decorated" segment of the U.S. apparel industry. The Company offers an extensive line of activewear products designed for men, women and children, including short and long sleeve T-shirts, classic button and collar knit sport shirts (known as "plackets"), collarless short and long sleeve knit shirts (known as "henleys"), fleeced sweatshirts, athletic shorts and caps. The Company reports its operations in one segment, as defined in Statement of Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information. The Company markets and sells its products primarily to distributors and screen printers under the ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brand names as well as under private labels. Prior to their ultimate resale to the consumer, the Company's products typically are printed or embroidered with logos, designs or characters. The Company believes that its operating performance is favorably affected by: (i) its broad range of high quality products; (ii) its strong relationships with customers and suppliers;
(iii) its flexible, vertically integrated manufacturing operations; (iv) its commitment to controlling costs and improving manufacturing processes; and (v) the continuing growth of the activewear market."

The Company offers high quality activewear in a variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively as well as to serve the traditional T-shirt market segment. The Company works closely with its distributor and screen printer customers to meet their needs for style and color innovation. The Company continues to compete successfully by: (i) targeting niche products on which larger competitors have not traditionally focused; (ii) responding quickly to market developments; and
(iii) regularly introducing new products. In addition, the Company continues to make significant investments to modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten textile production cycles. To further reduce costs, the Company has been moving a substantial portion of its sewing operations offshore.

BUSINESS STRATEGY

The Company's objective is to continue to increase net sales and improve results of operations by implementing the following key elements of its business strategy:

OFFER A BROAD RANGE OF HIGH QUALITY PRODUCTS. The Company offers high quality activewear in a wide variety of styles, colors, fabric weights and blends, enabling it to serve a number of market niches effectively. The Company continues to strengthen its position in the activewear market by successfully introducing higher priced products to supplement its traditional T-shirt business. In addition, the Company expects to continue to expand its product offerings under its ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brands, capitalizing on the growth in the higher priced branded products segment of the activewear market.

ENHANCE AND EXPAND CUSTOMER RELATIONSHIPS. The Company continually seeks to strengthen and expand its customer relationships by promoting the Company's: (i) broad product offerings; (ii) ability to design customized products; (iii) quick, reliable delivery; and (iv) ability to accommodate modifications to customer orders. The Company's direct salesforce focuses on developing strong relationships with distributors, who have accounted for an increasing percentage of the Company's activewear sales in recent years. In fiscal 1998, sales to distributors accounted for approximately 78% of the Company's net sales. In the Company's experience, distributors typically place larger purchase orders, purchase a broader product mix, maintain higher inventory levels and develop more predictable order and re-order patterns than certain of its other customers. The Company estimates that distributors resell products to more than 20,000 smaller screen printers, embroiderers and other customers. The Company's expanded product offerings have enabled it to more effectively service distributors and satisfy the disparate preferences of consumers.

MAINTAIN FLEXIBLE, VERTICALLY INTEGRATED MANUFACTURING OPERATIONS. The Company is a vertically integrated manufacturer (i.e., performing substantially all of the manufacturing processes required to produce its products) which knits (exclusively from purchased yarn), bleaches, dyes, finishes, cuts and sews its activewear products at its manufacturing facilities. The Company believes that being vertically integrated allows it to maintain a competitive cost structure, minimize delivery time and provide consistent, high quality products. The Company's manufacturing flexibility enables it to efficiently complete smaller volume production runs, respond quickly to customer needs and accommodate last minute modifications to customer orders. Management of the Company believes that the foregoing factors have enabled it to turn its finished goods inventory more frequently than is typical for its industry segment.

CONTINUE TO CONTROL COSTS AND IMPROVE MANUFACTURING. From fiscal 1994 through fiscal 1998, the Company invested approximately $32 million to modernize and expand its manufacturing and distribution facilities in order to improve quality, reduce costs, manage inventories and shorten textile production cycles. The Company believes it can continue to improve its operating results by: (i) increasing the use of offshore sewing operations; (ii) utilizing its centralized distribution facility to deliver its products in a more cost efficient manner; and (iii) opportunistically redesigning textile manufacturing processes to shorten production cycles and improve inventory management.

CAPITALIZE ON THE GROWTH OF THE ACTIVEWEAR MARKET. The Company believes that sales of activewear products have been driven primarily by: (i) the increased consumer preference for comfortable apparel selections; (ii) more flexible dress codes, including the greater acceptance of casual wear in the workplace; and
(iii) the heightened emphasis on physical fitness.

In addition, the Company continues to actively seek, identify and develop growth opportunities in several international markets.

PRODUCTS

The Company's activewear products, which are designed for men, women and children, include short and long sleeve T-shirts, tank tops, classic button and collar knit sport shirts (known as "plackets") and collarless short and long sleeve knit shirts (known as "henleys") as well as a variety of other niche activewear products, such as fleeced sweatshirts, athletic shorts and caps. This broad array of casual knitwear and athletic wear is marketed and sold by the Company under its ANVIL, COTTON DELUXE and COTTON DELUXE CASUALS brand names as well as under private labels. The Company manufactures its products in a variety of fabrics and fabric blends. Prior to their ultimate resale to the consumer, the Company's products typically are imprinted or embroidered with logos, designs or characters.

BASIC AND SPECIALTY T-SHIRTS. Basic and specialty T-shirts are the Company's principal products. The basic T-shirt was the first product introduced by the Company in the early

1970s. In addition to basic T-shirts, the Company also manufactures a variety of specialty T-shirts. This category accounted for approximately 52% of the Company's sales in fiscal 1998.

PLACKETS AND HENLEYS. The Company introduced its first line of plackets in the early 1980s and its first line of henleys in the early 1990s. Plackets include classic button and collar knit sport shirts which are produced in both short and long sleeve versions. The Company's newest item in its placket line is its pique knit golf shirt, which it introduced in the first quarter of fiscal 1996. Henleys are collarless knit shirts, which are produced in both short and long sleeve versions. This category accounted for approximately 40% of the Company's sales in fiscal 1998.

OTHER PRODUCTS. The Company's other products include fleeced sweatshirts, knit shorts and caps, most of which are produced in a variety of colors and designs. In addition to products which it manufactures in-house, this category includes those products which the Company sources as a finished product. This category accounted for approximately 8% of the Company's sales in fiscal 1998.

SALES AND MARKETING

The Company markets its activewear products primarily to a wide range of distributors, screen printers and private label customers through a direct salesforce comprised of twelve salespersons, two sales managers and a director of sales. Each member of the salesforce receives a base salary and is eligible to receive an incentive bonus payment.

The Company seeks to differentiate itself from other larger activewear manufacturers by marketing niche products to its customers and encouraging its customers to purchase a broader product mix. The Company believes that by encouraging its customers to expand their product mix towards higher priced products with more style elements, it has been able to compete effectively against other companies that concentrate primarily on basic, lower priced, T-shirts. The Company believes that this strategy has enabled it to penetrate the large and middle-tier wholesale T-shirt distributor market.

CUSTOMERS

The Company sells its products primarily to distributors and screen printers. The Company also sells a small percentage of its products directly to retailers. The Company currently services over 250 customers, of which twenty account for approximately 73% of the Company's net sales. One such customer (Alpha Shirt Company) accounted for 15% of the Company's net sales in fiscal 1998. No other individual customer accounts for more than 10% of the Company's net sales.

RAW MATERIALS

The Company's primary raw material is cotton yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company purchases substantially all of its yarn pursuant to purchase orders from five domestic spinners. One individual spinner accounted for approximately 46% of the Company's purchased yarn in fiscal 1998. The vast majority of the yarn used by the Company is readily available and could be and is purchased from a number of sources. Accordingly, the Company does not have to rely on its orders with or deliveries from any single supplier. With the ability to substitute its supply of yarn, the Company believes that the inability to obtain yarn from any one supplier would not have a long term material adverse effect on the Company's ability to manufacture. Other raw materials purchased by the Company include dyes and other chemicals used in the dyeing and bleaching of fabrics.

The Company believes that it is one of the larger purchasers of yarn in its industry segment and has a sound relationship with each of its suppliers. The Company believes these relationships allow the Company to order precise quantities of yarn at highly competitive prices. The Company's relationships with its suppliers help the Company's continued access to supplies of raw materials during periods when yarn is in peak demand. As a result, the Company has not experienced any significant shortages of raw materials.

The Company determines the size of its purchase orders for yarn based on its estimate of future yarn prices and levels of supply and periodically places large purchase orders as a means of fixing its raw materials costs. The Company's purchase orders typically are for quantities of yarn ranging from 30 days' to a year's supply.

Certain of the Company's primary competitors spin their own yarn. The Company estimates that in-house yarn production could reduce overall yarn costs. The Company has concluded, however, that the benefits achieved by acquiring in-house spinning capacity would not justify the investment required to achieve that capacity. In addition, the Company believes that the quality of its purchased yarn is at least equal to the quality of yarn produced by fully integrated manufacturers in its industry market segment.

COMPETITION

The imprinted activewear segment of the apparel market includes a number of significant competitors and the activewear segment of the industry overall is extremely competitive. Competition in this activewear segment of the apparel industry is generally based upon price, quality, service and breadth of product offerings. In response to market conditions and industry-wide adjustments in price, the Company reviews and adjusts its product offerings and pricing structure from time to time. The Company believes that its overall turnaround time provides a competitive advantage and enables it to continue to capitalize on its timely responsiveness to its customers' requests. In addition, the Company focuses on providing its customers with a broad array of branded and private label niche products at competitive prices on a timely basis.

The Company's principal competitors include several manufacturers of activewear, most of which are larger and have greater financial and other resources than the Company. The Company also faces competition from foreign manufacturers of activewear who generally have substantially lower costs than domestic manufacturers.

Historically, the Company has benefited from quotas and tariffs imposed by the United States on the importation of apparel. The Uruguay Round of GATT, which became effective on January 1, 1995, requires a complete phase-out of all existing quotas over a ten-year period. To date, no products manufactured by the Company have been subject to quota reductions under GATT. In addition to the phasing-out of the use of quotas, GATT also requires that the United States reduce tariffs on textile/apparel imports over the same ten-year period. To date, there have been only relatively small reductions in such tariffs.

Increased competition has caused many domestic apparel manufacturers to move a portion of their sewing operations offshore to lower costs. The Company currently performs the greater portion of its sewing activities offshore to take advantage of these lower offshore wage rates, and the Company intends to increase its offshore sewing operations to the extent necessary to meet competition.

The Company believes that its current strategy of emphasizing higher quality, niche products, promoting a broader product mix, and increased use of lower-cost offshore sewing operations, should enable it to continue to compete effectively in its industry market segment.

EMPLOYEES

At January 30, 1999, the Company, including its offshore subsidiaries, employed a total of 199 full-time salaried employees and 2,260 full-time and part-time hourly employees. Of the Company's employees, 2,321 are involved in manufacturing, 79 in finance, administration and distribution and 59 in marketing and sales. Of the Company's 2,321 employees involved in manufacturing, 611 are employed at the Company's textile facilities and 1,710 are employed at the Company's sewing facilities.

None of the Company's employees is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

INTELLECTUAL PROPERTY

The Company attempts to register its material trademarks and trade names. The Company believes that it has developed strong brand awareness among its targeted customer base and as a result regards its brand names as valuable assets. The Company has registered or applied for trademark registrations for ANVIL and COTTON DELUXE (and the COTTON DELUXE and COTTON DELUXE CASUALS designs) and other labels in the United States and certain foreign countries.

ENVIRONMENTAL MATTERS

The Company, like other apparel manufacturers, is subject to federal, state and local environmental and occupational health and safety laws and regulations. While there can be no assurance that the Company is at all times in complete compliance with all such requirements, the Company believes that any noncompliance is unlikely to have a material adverse effect on the financial condition or results of operations of the Company. The Company has made, and will continue to make, expenditures to comply with environmental and occupational health and safety requirements. The Company currently does not anticipate material capital expenditures for environmental control equipment in fiscal 1998 or beyond. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. While the amount of such liability could be material, the Company endeavors to conduct its operations in a manner that reduces such risks.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor, through Culligan International Company ("Culligan"), a former affiliate, has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to DEHNR with respect to contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates ranged from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the Acquisition. This indemnity is guaranteed by Culligan and by Astrum International Corp. ("Astrum"), an affiliate of McGregor (now known as Samsonite Corporation) in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR. McGregor agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the financial condition or results of operations of the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Samsonite have also guaranteed McGregor's obligations under these indemnities.

ITEM 2. PROPERTIES

The Company conducts its operations principally through seven manufacturing facilities and a centralized distribution center. The Company utilizes a vertically integrated manufacturing process (i.e., performing substantially all of the manufacturing processes required to produce its products) with fabric being knit, bleached and dyed from purchased yarn at its two textile facilities and with the cutting and sewing of such fabric occurring at its three sewing facilities. The Company utilizes offshore and domestic contractors as it deems necessary.

TEXTILE FACILITY OPERATIONS. The Company conducts textile operations at two facilities owned by the Company located in Kings Mountain and Asheville, North Carolina. The Company operates over 150 knitting machines at its textile facilities where circular knit machines knit yarn into tubes of basic fabric constructions such as jersey, rib and fleece and flat knit machines knit collars. The tubes of fabric correspond in weight and diameter to the various styles and sizes required to make the Company's activewear products. The knitted fabric is then batched for bleaching and dyeing. Substantially all of the Company's products are either bleached to remove the color of natural cotton or dyed for colored products. The Company's textile facilities contain computerized controls, dye simulators and spectrometers and modern jet vessels to assist the Company in maintaining an efficient and quality controlled environment for the dyeing and bleaching process. The Company's textile facilities each operated within a range of approximately 70%-100% of capacity during fiscal

1998. The Company believes it has the capability to increase the operating capacity of its textile facilities with only relatively modest capital expenditures. Cottontops operates a dyehouse and a screen printing facility, both in Farmville, North Carolina.

SEWING FACILITY OPERATIONS. The Company conducts its cutting and sewing operations at a leased facility located in Mullins, South Carolina, and sewing at two leased facilities located in Honduras and El Salvador. Fabric produced at the Company's textile operations is shipped to the Company's cutting facility where it is marked by hand from design patterns, cut and then sewn.

During fiscal 1998, the Company's sewing facilities operated generally at capacity. The Company began its offshore sewing operations in January 1996, through a wholly-owned subsidiary of Anvil, at a leased facility in Honduras. In October 1997, the Company opened a sewing facility in El Salvador through Livna, Limitada, a wholly-owned subsidiary of Anvil. This facility was expanded during fiscal 1998. For fiscal 1998, approximately 56% of the Company's production (sewing hours) was sewn offshore (including in-house production and outside sources), and the Company expects its percentage of offshore sewing labor hours to continue to increase. Because of this increasing shift to offshore production, the Company closed and sold one of its smaller domestic sewing facilities during fiscal 1997, and has ceased operations at two other domestic facilities in 1998.

DISTRIBUTION OPERATIONS. The Company performs all of its distribution functions at its centralized distribution facility located in Dillon, South Carolina. In the first quarter of fiscal 1996, the Company's centralized distribution facility became fully operational, enabling the Company to consolidate its formerly fragmented distribution operations and improve distribution efficiencies. The Company's centralized distribution system also has enhanced the Company's ability to provide efficient and responsive customer service and to more efficiently manage inventory.

The following table sets forth certain information regarding the Company's facilities:

                                                                 APPROX. SQ.
LOCATION                               PRINCIPAL USE                 FT.              OWNED/LEASED
--------                               -------------                 ---              ------------
New York, NY                          Executive Offices             22,100             Leased(1)
Kings Mountain, NC                    Textile Facility             225,000             Owned
Asheville, NC                         Textile Facility             175,000             Owned
Mullins, SC                           Cut and Sew                  149,000             Leased(2)
Farmville, NC                         Office, Warehouse
                                        & Screen Printing           80,000             Leased(3)
Farmville, NC                         Dye House                     30,000             Leased(4)
Dillon, SC                            Distribution                 660,000             Owned
Honduras                              Sew                           48,000             Leased(5)
El Salvador                           Sew                           54,000             Leased(6)

----------
(1) The lease for the Company's executive office space expires in 2002. (2) The lease for this facility can be extended to 2012.
(3)   The lease for this facility expires in 2001.
(4)   The lease for this facility expires in 2001.
(5)   The lease for this facility can be extended to 2004.
(6)   This facility is in two buildings with leases expiring in 2002 and 2003.

The Company also owns approximately 300,000 square feet of warehouse and manufacturing facilities in three locations in North and South Carolina, that are currently being held for sale. These facilities became excess space after the consolidation of certain operations into the centralized distribution center and the move of a substantial portion of sewing operations to offshore locations.

The Company anticipates the level of capital expenditures for the next few years to be at an annual rate of approximately $3.0 to $4.0 million. The Company has no material capital commitments for the next twelve months outside of the ordinary course of business.

The Company considers its owned and leased facilities and equipment to be in good condition and suitable and adequate for the Company's current operations. The Company's ongoing maintenance and improvement of its manufacturing facilities enable it to accommodate anticipated sales growth. Periodically, as necessary, the Company contracts certain manufacturing operations to outsiders. Management considers this ordinary industry practice and foresees no material risks in continuing this policy as necessary.

MANAGEMENT INFORMATION SYSTEMS. The Company has upgraded many of its older legacy systems to sophisticated online real time information processing systems. These include both in house and purchased systems. The Company has installed an advanced order entry, allocation and customer service system along with a complete in house radio frequency system in its centralized warehouse. These systems tie into the Company's salespersons' laptop computers and its customers' Automatic Replenishment Systems. The Company is currently implementing a sophisticated planning and scheduling system which is driven by sales forecasts and customer orders and will enable it to optimize available manufacturing resources (textile and garment) to help reduce inventories, compress order lead time and improve on time deliveries. This, along with the implementation of its new offshore reporting system, allows Anvil to continue to meet future information demands.

ITEM 3. LEGAL PROCEEDINGS

The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company. See ITEM 1. "BUSINESS--ENVIRONMENTAL MATTERS," above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for any of the Company's common equity securities. At April 16, 1999 there were 25 record holders of the Class A Common and 26 record holders of the Class B Common. All of Anvil's issued and outstanding capital stock is owned by Holdings.

RECENT SALES OF UNREGISTERED SECURITIES

Holdings has recently issued the following securities without registration under the Securities Act:

On March 14, 1997, the Company completed the Recapitalization. Pursuant to which
(i) 399 Venture reinvested 1,294,685 shares of Old Common Stock in exchange for 122,484 shares of Class A Common and 1,351,552 shares of Class B Common; (ii) the Management Investors exercised options granted pursuant to the Acquisition and were issued 525,000 shares of Old Common Stock for an aggregate of $336,000;
(iii) the Management Investors reinvested 475,987 shares of Old Common Stock in exchange for 45,032 shares of Class A Common and 496,894 shares of Class B Common; (iv) 399 Venture exchanged 33,300 shares of Old Preferred Stock for 3,333 Units which consisted of, in the aggregate, 133,320 shares of Senior Exchangeable Preferred Stock and 43,329 shares of Class B Common; and (v) BRS purchased from Holdings 105,643 shares of Class A Common and 1,165,719 shares Class B Common for an aggregate purchase price of $11,730,049.03. The reinvestment and exchange in paragraphs (i), (iii) and (iv) were made in reliance on the exemption contained in Section 3(a)(9) of the Securities Act. The sale described in paragraph (v) was made in reliance on the exemption contained in Section 4(2) of the Securities Act. The transactions described in paragraph (ii) were made in reliance on the exemption contained in Rule 701 of the Securities Act.

On March 14, 1997, Anvil sold $130,000,000 aggregate principal amount of 10-7/8% Series A Senior Notes due 2007 to Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Wasserstein Perella Securities, Inc. and NationsBanc Capital Markets, Inc. pursuant to a Purchase Agreement, dated March 11, 1997, in a transaction not registered under the

Securities Act in a private placement pursuant to the exemption contained in
Section 4(2) of the Securities Act.

Anvil completed an exchange offer which expired August 22, 1997, pursuant to which its 10-7/8% Series A Senior Notes were exchanged on a dollar-for-dollar basis for its 10-7/8% Series B Senior Notes, due 2007. Pursuant to the exchange offer, $129,000 principal amount were validly tendered and exchanged. The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.

On March 14, 1997, Holdings sold 26,667 Units to DLJ and 3,333 Units, for which DLJ acted as agent in connection with the sale by Holdings, pursuant to a Purchase Agreement, dated March 11, 1997. The Units consisted of an aggregate of
(i) 390,000 shares of Class B Common and (ii) 1.2 million shares of Senior Exchangeable Preferred Stock with an aggregate liquidation preference of $30,000,000. These sales were made in transaction not registered under the Securities Act in a private placement pursuant to the exemption contained in
Section 4(2) of the Securities Act.

Holdings completed an exchange offer which expired August 26, 1997 (as extended), pursuant to which its 13% Series A Senior Exchangeable Preferred Stock was exchanged on a share-for-share basis for its 13% Series B Senior Exchangeable Preferred Stock, due 2009. Pursuant to the exchange offer, 1,198,566 shares ($29,964 liquidation value) were validly tendered and exchanged. The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                       SELECTED HISTORICAL FINANCIAL DATA
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

Set forth below are the selected historical financial data of the Predecessor and the Company as of the dates and for the periods shown. The selected historical financial balance sheet data of the Company for fiscal years 1997 and 1998 and the statement of operations data for the three years in the period ended fiscal 1998 have been derived from the consolidated financial statements of the Company which have been audited by Deloitte & Touche LLP, whose report thereon appears under "Item 8. Financial Statements and Supplementary Data." The selected consolidated financial data for fiscal years 1994 and 1995 and the balance sheet data for fiscal 1996 have been derived from audited consolidated financial statements which are not included herein. Holdings has no independent operations apart from its wholly owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements and related notes thereto included elsewhere herein.

                                     PREDECESSOR(1)               COMPANY(1)
                                     --------------    ------------------------------------------------
                                                               FISCAL YEAR ENDED
                                     ------------------------------------------------------------------
                                     JANUARY 28,   JANUARY 27,   FEBRUARY 1,   JANUARY 31,   JANUARY 30,
                                       1995 (1)       1996          1997          1998          1999
                                      ---------     ---------     ---------     ---------     ---------
                                    [Fiscal 1994] [Fiscal 1995] [Fiscal 1996] [Fiscal 1997]  [Fiscal 1998]
STATEMENT OF OPERATIONS DATA:

Net sales ........................    $ 169,923     $ 193,389     $ 204,154     $ 214,867     $ 217,302
Cost of goods sold ...............      131,906       149,723       156,813       167,491       179,092
                                      ---------     ---------     ---------     ---------     ---------

Gross profit .....................       38,017        43,666        47,341        47,376        38,210
Selling, general and
    administrative expenses ......       14,704        17,778        21,678        22,771        24,626
Special compensation (2) .........         --            --            --          10,915          --
Amortization of intangible assets        13,435           736           958           958           958
                                      ---------     ---------     ---------     ---------     ---------
Operating income (loss) ..........        9,878        25,152        24,705        12,732        12,626
Other income (expense):
    Interest income and other--net        2,451           616           415           247            59
    Interest expense .............         (227)       (8,844)       (7,912)      (16,536)      (18,344)
                                      ---------     ---------     ---------     ---------     ---------
Income (loss) before
    provision for income
    taxes and extraordinary item .       12,102        16,924        17,208        (3,557)       (5,659)
 Provision (benefit) for
      income taxes ...............       11,045         6,770         6,883        (1,423)       (2,264)
                                      ---------     ---------     ---------     ---------     ---------
Income (loss) before
    extraordinary item ...........        1,057        10,154        10,325        (2,134)       (3,395)
  Extraordinary item--loss on
    extinguishment of debt, net
    of $1,838 tax benefit(3) .....         --            --            --          (2,757)         --
                                      ---------     ---------     ---------     ---------     ---------

Net income (loss) ................    $   1,057     $  10,154     $  10,325     $  (4,891)    $  (3,395)
                                      =========     =========     =========     =========     =========

EBITDA(4) ........................    $  28,639     $  31,615     $  32,592     $  30,864     $  19,847
                                      =========     =========     =========     =========     =========

                                                          FISCAL YEAR ENDED
                                                      --------------------------
                                                      JANUARY 31,    JANUARY 30,
                                                         1998           1999
                                                      ---------       ---------
Basic Income (Loss) Per Common Share: (6)
  Class A Common Stock:
       Income before extraordinary item ........      $   10.51       $   11.46
       Extraordinary item ......................          (0.71)           --
                                                      ---------       ---------
       Net income ..............................      $    9.80       $   11.46
                                                      =========       =========
  Class B Common Stock:
       (Loss) before extraordinary item ........      $   (2.58)      $   (3.15)
       Extraordinary item ......................          (0.71)           --
                                                      ---------       ---------
       Net income ..............................      $   (3.29)      $   (3.15)
                                                      =========       =========
Weighted average shares used in computation
  of basic income (loss) per share:
      Class A Common ...........................            290             290
                                                      =========       =========
      Class B Common ...........................          3,590           3,590
                                                      =========       =========

                                         PREDECESSOR (1)                  THE COMPANY (1)
                                        ----------------- -----------------------------------------------
                                            JAN 28,      JAN 27,      FEB 1,       JAN 31,       JAN 30,
BALANCE SHEET DATA (AT END OF PERIOD):       1995         1996         1997         1998          1999
                                           ---------    ---------    ---------    ---------     ---------
Cash and cash equivalents .............    $     999    $   1,568    $   1,863    $     959     $   3,397
Total assets ..........................      109,941      136,527      136,832      147,113       150,267
Total debt ............................         --         84,457       68,594      148,145       158,335
Preferred stock  (liquidation value) ..         --         22,620       25,582       33,033        37,541
Total stockholders' equity (deficit)(5)       87,503       33,008       43,386      (66,255)      (74,397)

----------
(1) The period prior to and including January 28, 1995 reflects the combined financial data of the Predecessor, which was acquired by the Company as of January 28, 1995 from McGregor. The periods beginning January 29, 1995 reflect the consolidated financial data of the Company after the Acquisition. Because of the revaluation of the assets and liabilities acquired and the related impact to the consolidated statements of operations, the financial statements of the Predecessor (other than net sales) for the period prior to January 29, 1995 is not comparable to those of the Company subsequent to that date.

(2) In connection with the Recapitalization, the Company recorded a special charge in the three months ended May 3, 1997 for compensation related to the exercise of options by members of management, payment of a special transaction bonus to members of management and payments under a then existing equity buy-out plan to members of management. These charges aggregated $10,915, and are considered by management to be nonrecurring in nature.

(3) In connection with the Recapitalization, the Company recorded an extraordinary charge of $2,757, net of an income tax benefit, in the year ended January 31, 1998, as a result of losses incurred in connection with the early extinguishment of debt.

(4) EBITDA is defined as operating income plus depreciation and amortization. Fiscal 1995 includes a non-cash charge of $1.7 million resulting from the increase in cost of goods sold due to the inventory revaluation in connection with the Acquisition. Fiscal 1996 EBITDA excludes a non-cash charge of $0.6 million for the estimated loss on disposal of certain fixed assets and fiscal 1997 excludes non-recurring items of $10.9 million for charges to special compensation. EBITDA is not a measure of performance under Generally Accepted Accounting Principles ("GAAP"). EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

(5) Stockholder's equity for the Predecessor represents McGregor's investment in the Predecessor.

(6)   See Note 13 to Financial Statements, included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The following discussion provides information with respect to the results of operations of the Company for each of the three fiscal years in the period ended January 30, 1999. The following information should be read in conjunction with
ITEM 6. "SELECTED FINANCIAL DATA" and the consolidated financial statements and the notes thereto included elsewhere herein.

RESULTS OF OPERATIONS

The Company's results of operations are affected by numerous factors, including competition, general economic conditions, raw material costs, mix of products sold and plant utilization. Certain activewear products of the type manufactured by the Company are generally available from multiple sources and the Company's customers often purchase products from more than one source. To remain competitive, the Company reviews and adjusts its pricing structure from time to time in response to industry-wide price changes. In the basic T-shirt market, for example, the Company generally does not lead its competitors in setting the current pricing structure and modifies its prices to the extent necessary to remain competitive with prices set by its larger competitors in this market.

The gross profit margins of the Company's products vary significantly. Accordingly, the Company's overall gross profit margin is affected by its product mix. In addition, plant utilization levels are important to profitability due to the substantial fixed costs of the Company's textile operations.

The largest component of the Company's cost of goods sold is the cost of yarn. Unlike certain of its competitors, the Company does not spin its own yarn. Instead, the Company obtains substantially all of its yarn from five yarn suppliers, generally placing orders for quantities ranging from 30 days' to a one year's supply, and occasionally even longer periods, depending upon management's expectations regarding future yarn prices and levels of supply. Yarn prices fluctuate from time to time principally as a result of competitive conditions in the yarn market and supply and demand for raw cotton. Historically, the

Company has been successful in mitigating the impact of fluctuating yarn prices. In recent months, yarn prices have exhibited a significant downward trend and management has taken steps to adjust the Company's purchase commitments to take advantage of the declining prices.

The following table sets forth, for each of the periods indicated, certain statement of operations data, expressed as a percentage of net sales, for the Company for each of the three years in the period ended January 30, 1999:

                                                                             YEAR ENDED
                                                           FEBRUARY 1,       JANUARY 31,        JANUARY 30,
                                                              1997              1998               1999
                                                              ----              ----               ----
                                                         [Fiscal 1996]      [Fiscal 1997]      [Fiscal 1998]
STATEMENT OF OPERATIONS DATA:
  Net sales ...........................................          100.0%             100.0%             100.0%
  Cost of goods sold ..................................           76.8               78.0               82.4
  Gross profit ........................................           23.2               22.0               17.6
  Selling, general and administrative expenses ........           10.6               10.6               11.3
  Interest expense ....................................            3.9                7.7                8.4

OTHER DATA:
  EBITDA (1)...........................................  $32.6 million      $30.9 million      $19.8 million
      Percentage of net sales .........................           16.0%              14.4%               9.1%

(1) EBITDA is defined as operating income plus depreciation and amortization. Fiscal 1996 EBITDA excludes a non-cash charge of $0.6 million for the disposal of certain fixed assets and fiscal 1997 excludes non-recurring charges of $10.9 million for special compensation. EBITDA is not a measure of performance under GAAP. EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Management believes, however, that EBITDA represents a useful measure of assessing the performance of the Company's ongoing operating activities as it reflects earnings trends of the Company without the impact of purchase accounting applied in connection with the Acquisition. In addition, management believes EBITDA is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness and is used by the Company's creditors in assessing debt covenant compliance. EBITDA should not be construed as an indication of the Company's operating performance or as a measure of liquidity. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. The EBITDA measure presented herein may not be comparable to other similarly titled measures of other companies.

YEAR ENDED JANUARY 30, 1999 COMPARED TO YEAR ENDED JANUARY 31, 1998

NET SALES for the year ended January 30, 1999 increased $2.4 million, or 1.1%, to $217.3 million from $214.9 million for the year ended January 31, 1998. The overall increase in net sales is comprised of an increase in units sold of approximately 2%, partially offset by a small decrease in the average selling price of all goods sold for the year. The Company's revenues and gross margins have been unfavorably impacted by ongoing lower prices for basic T-shirts. While the average selling price for all goods sold declined only slightly, the price has been maintained by increasing the percentage of higher priced products, such as henleys and plackets, in the Company's product mix. See "Forward Looking Information," below.

GROSS PROFIT for the year ended January 30, 1999 declined by $9.2 million (19.4%) from the prior year despite the $2.4 million increase in sales, as gross profit margin on sales declined to 17.6% from 22.0% in the prior year. Any favorable impact achieved by emphasizing the sale of products with traditionally higher profit margins, has been offset by industry-wide pricing pressures affecting the Company's basic T-shirt business. In addition, production costs per unit for all products increased due to lower utilization of textile capacity, wage increases and the inefficiencies created by the transition of a substantial majority of sewing operations to offshore locations. A significant increase in the Company's contribution for employee medical benefits also unfavorably impacted the Company's results of operations. Management is addressing these areas of increasing costs. See "Forward Looking Information," below.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended January 30, 1999 increased by $1.9 million, or 8.2%, to $24.6 million from $22.7 million for the prior year. Expenditures for advertising, travel and entertainment, and other selling expenses increased $1.1 million and administrative expenses (primarily data processing and related costs) increased approximately $0.5 million. The remaining increase is primarily composed of increased distribution expense due to greater volume, and unusually high first quarter expenditures for freight to meet delivery commitments.

INTEREST EXPENSE for the year ended January 31, 1999 increased by $1.8 million, or 10.9%, to $18.3 million from $16.5 million for the prior year. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization and to fund additional working capital requirements. Interest rates were also slightly higher during the current year compared to the prior year.

NET LOSS for the year ended January 31, 1999 was $3.4 million compared to a net loss of $4.9 million for the prior year. A decrease in gross profit of $9.2 million was further impacted by higher selling, general and administrative expenses ($1.9 million) and higher interest expense ($1.8 million). In the prior year there was a charge of $10.9 million for "special compensation" and an extraordinary charge of $2.8 million (after applicable income tax benefit) on extinguishment of debt. A tax benefit of $2.3 million was recognized in the current year compared to $1.4 million in the prior year.

YEAR ENDED JANUARY 31, 1998 COMPARED TO YEAR ENDED FEBRUARY 1, 1997

NET SALES for the year ended January 31, 1998 increased $10.7 million, or 5.2%, to $214.9 million from $204.2 million for the year ended February 1, 1997. The overall increase in net sales is comprised of a small increase in units sold as well as a small increase in average selling price, and is also due to the inclusion of Cottontops' sales of approximately $3.7 million.

GROSS PROFIT for the year ended January 31, 1998 remained approximately the same as the prior year despite the $10.7 million increase in sales, as gross profit margin on sales declined to 22.0% from 23.2% in the prior year. This decline was primarily the result of lower prices for basic T-shirts.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (including distribution expense) for the year ended January 31, 1998 increased by $1.1 million, or 5.1%, to $22.8 million from $21.7 million for the prior year. As a percentage of net sales, selling, general and administrative expenses were approximately 10.6% for both fiscal years. The year ended January 31, 1998 includes $1.6 million of operating expenses of Cottontops. In addition, sales department salaries and expenditures for advertising, travel and entertainment, and other selling expenses increased $0.8 million and administrative expenses (primarily legal and professional) expenses increased $0.5 million. The aforementioned increases were partially offset by a decline of approximately $1.2 million in distribution expense due to more efficient warehouse operations. Also, fiscal 1996 includes charges of approximately $0.6 million for certain start-up costs and losses on disposal of fixed assets.

INTEREST EXPENSE for the year ended January 31, 1998 increased by $8.6 million, or 109.0%, to $16.5 million from $7.9 million for the prior year. This increase in interest expense was the result of higher borrowings in connection with the Recapitalization. Interest rates were also slightly higher during the year ended January 31, 1998 compared to the prior year.

NET LOSS for year ended January 31, 1998 was $4.9 million compared to net income of $10.3 million for the year ended February 1, 1997. While the amount of gross profit was nearly equal in both years, the year ended January 31, 1998 results were reduced by higher selling, general and administrative expenses ($1.1 million), higher interest expense ($8.6 million), and, in the year ended January 31, 1998, there was a charge of $10.9 million for "special compensation" (See
Note 4 to the consolidated financial statements) and an extraordinary charge of $2.8 million (net of taxes) on extinguishment of debt (See Note 2 to the consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically utilized funds generated from operations and borrowings under its credit agreements to meet working capital and capital expenditure requirements. The Company made capital expenditures of approximately $6.1 million in year ended January 31, 1998 and $5.6 million in the year ended January 30, 1999. The Company's major capital expenditures related to: (i) improvements to the 660,000 square foot distribution center in Dillon, South Carolina; (ii) the acquisition of machinery and equipment; and (iii) the acquisition of management information systems hardware and software. The Company anticipates the level of capital expenditures to decline to an annual rate of approximately $3.0 to $4.0 million for the next few years, and has no material capital commitments for the next twelve months outside of the ordinary course of business.

The Company's principal working capital requirements are financing accounts receivable and inventories. At January 30, 1999, the Company had net working capital of approximately $50.4 million, including approximately $31.2 million of accounts receivable, $41.4 million of inventories, $8.1 million of other current assets; and $30.3 million in accounts payable and other current liabilities.

In connection with the Recapitalization, the Company entered into a credit agreement (the "Credit Agreement") which refinanced its existing indebtedness under the Old Credit Agreement. The Credit Agreement provided for borrowings of up to $55.0 million for working capital and other general corporate purposes, and bore interest, at the Company's option, at LIBOR or prime rate plus a margin. The indebtedness under the Credit Agreement was guaranteed by Holdings and Cottontops and secured by substantially all of Anvil's assets and a pledge by Holdings of all of the capital stock of Anvil. At January 30, 1999, the Company had $31.5 million outstanding borrowings under the Credit Agreement at an interest rate of approximately 7.94%. In March 1999, this amount was repaid with the proceeds of the New Loan Agreement described below. The Company has classified $21,700 and $25,000 as a long-term liability at January 31, 1998 and January 30, 1999, respectively which represents amounts the Company anticipates continually refinancing. See "New Loan Agreement," below

NEW LOAN AGREEMENT

On March 11, 1999,Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60.0 million consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Loan Agreement eliminated the covenant ratio issues under the Credit Agreement.

The Term Loan is in the principal amount of $11.7 million payable in 20 equal quarterly principal installments of approximately $0.6 million commencing July 1, 1999.

Anvil borrowed $19.6 million under the Revolving Credit Facility provided by the same lender. The net proceeds of the Loan Agreement were used to repay all amounts due under the Credit Agreement. The Revolving Credit Facility expires March 11, 2002, and amounts due under it and the Term Loan are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option.

The Company's ability to satisfy its debt obligations, including, in the case of Anvil, to pay principal and interest on the Senior Notes and, in the case of Holdings, to pay principal and interest on the Exchange Debentures, if issued, to perform its obligations under its guarantees and to pay cash dividends on the Senior Preferred Stock, will depend upon the Company's future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond its control, as well as the availability of revolving credit borrowings under the Loan Agreement. However, the Company may be required to refinance a portion of the principal of the Senior Notes and, if issued, the Exchange Debentures prior to their maturity and, if the Company is unable to service its indebtedness, it will be forced to take actions such as reducing or delaying capital expenditures, selling assets, restructuring or refinancing its indebtedness, or seeking additional equity capital. There can be no assurance that if any of these remedies are necessary, they could be effected on satisfactory terms, if at all.

Holdings has no independent operations with its sole asset being the capital stock of Anvil, which stock is pledged to secure the obligations under the New Loan Agreement. As a holding company, Holdings' ability to pay cash dividends on the Senior Preferred Stock or, if issued, principal and interest on the debentures into which the Senior Preferred Stock is convertible (the "Exchange Debentures") is dependent upon the earnings of Anvil and its subsidiaries and their ability to declare dividends or make other intercompany transfers to Holdings. Under the terms of the Senior Indenture, Anvil may incur certain indebtedness pursuant to agreements that may restrict its ability to pay such dividends or other intercompany transfers necessary to service Holdings' obligations, including its obligations under the terms of the Senior Preferred Stock and, if issued, the Exchange Debentures. The Senior Note Indenture restricts, among other things, Anvil's and certain of its subsidiaries' ability to pay dividends or make certain other "restricted" payments (except to the extent, among other things, the restricted payments are less than 50% of the Consolidated Net Income of Anvil [as defined therein]), to incur additional indebtedness, to encumber or sell assets, to enter into transactions with affiliates, to enter into certain guarantees of indebtedness, to make certain investments, to merge or consolidate with any other entity and to transfer or lease all or substantially all of their assets. Neither the Senior Note Indenture nor the Loan Agreement restricts Anvil's subsidiaries from declaring dividends or making other intercompany transfers to Anvil.

The Company believes that based upon current levels of operations and anticipated growth, funds generated from operations, together with other available sources of liquidity, including borrowings under the Loan Agreement, will be sufficient over the next twelve months for the Company to make anticipated capital expenditures, fund working capital requirements and satisfy its debt service requirements.

SEASONALITY

The Company's business is not significantly seasonal as it manufactures and sells a wide variety of activewear products that may be worn throughout the year.

EFFECT OF INFLATION

Inflation generally affects the Company by increasing the interest expense of floating rate indebtedness and by increasing the cost of labor, equipment and raw materials. The Company does not believe that inflation has had any material effect on the Company's business during the periods discussed herein.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS" ) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value. The statement requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact on its financial statements nor determined the timing or method of adopting SFAS No. 133.

YEAR 2000 ISSUES

The Company's comprehensive Year 2000 Plan has been implemented and is nearing completion. The Company has a senior Information Technology staff member assigned to lead its Year 2000 project. The Company has upgraded the majority of its major software systems over the past few years and they are all Year 2000 compliant. Confirmation has been received from its software vendors and testing is in progress. All legacy software has also been upgraded, other than the accounts payable and general ledger systems. The Company is in the process of installing new accounts payable and general ledger systems which are Year 2000 compliant. The target completion date for the installation is August 1, 1999. If the installation of the new systems is delayed, the legacy systems can be made Year 2000 compliant with minimal programming work. The Company has already upgraded and made Year 2000 compliant its systems that interface with its sales force and significant customers.

The Company has also upgraded its major computer hardware which are all Year 2000 compliant. As projected, there have been no material hardware or software costs associated with this project beyond the budgeted costs needed for normal business requirements, and the Company does not anticipate any material future costs beyond normal business requirements.

Year 2000 compliance requires that the Company not only insure internal compliance (hardware, software, operational devices) but external compliance (suppliers, contractors, customers) as well.

The Company has sent questionnaires to critical vendors, service providers, and select customers to verify their Year 2000 readiness. A substantial number of responses have been received and they do not indicate any material compliance concerns. However, the Company has no means of ensuring that external agents will be Year 2000 compliant.

The Company has and will continue to test all internal and external systems to insure Year 2000 readiness. The Company believes its ongoing efforts to address the Year 2000 issue have been thorough and there should be minimal, if any, interruption to the Company's operation. However, the Company is in the process of developing contingency plans, which will be reviewed by senior management, to help insure a smooth transition into the 21st Century. These plans will address critical areas of the business which would enable the Company to operate independent of certain external partners. Some areas being reviewed are maintaining increased inventory in key products, identifying alternate sources for critical services, materials, and utilities, and instituting a 24-hour hotline with key personnel on call.

FORWARD-LOOKING INFORMATION

For the past fiscal year, the Company has been experiencing the adverse effects of an industry-wide decline in selling prices of basic T-shirts, the Company's primary product. This trend of relatively low average selling prices for basic T-shirts is beyond the Company's control and has continued into fiscal 1999. The Company has been able to slightly lessen the effect of these pricing pressures by: (i) continuing to emphasize new higher priced products and de-emphasize certain basic T-shirt sales; (ii) continuing to improve and modernize its manufacturing processes in order to reduce production costs; and (iii) moving a substantial majority of its sewing operations offshore to take advantage of lower wage rates. Following are some of the Company's specific actions and plans to effect favorable changes in these three areas.

1. The Company has been able to increase the percentage of sales of what it considers its "higher priced" products. More favorable gross margins on these products have partially offset the decline in gross margins on basic T-shirts. The Company plans to continue this strategy.

2. During the last five fiscal years, the Company has invested in excess of $32 million to modernize and expand its manufacturing and distribution facilities to improve quality, reduce costs, manage inventories and shorten textile production cycles. In fiscal 1997, the Company began full utilization of its centralized distribution facility and is continuing to refine its textile manufacturing processes to shorten production cycles. In addition, the Company has negotiated what it considers advantageous yarn purchase commitments to take advantage of a recent downward trend in the price of yarn, and has restructured its employee medical plan for fiscal 1999. While no assurances can be given, Management believes that the aforementioned changes will significantly contribute to lower unit costs in the future.

3. Increased competition has caused many domestic apparel manufacturers to move a portion of their sewing operations offshore to lower costs. The Company has moved a substantial majority of its sewing activities offshore to take advantage of these lower offshore wage rates and may further increase its offshore sewing operations to the extent necessary to reduce costs. The initial impact of moving offshore resulted in an increase in unit costs due to inefficiencies in production, more irregulars, etc. Management believes these inefficiencies have abated in recent months. Because of this increasing shift to offshore production, the Company closed and sold one of its smaller domestic sewing facilities during fiscal 1997, and has ceased operations at two other domestic facilities in 1998.

The Company is including the following cautionary statement in this Form 10-K to make applicable and take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 for any forward-looking statements made by, or on behalf of, the Company. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements which are other than statements of historical facts. From time to time, the Company may publish or otherwise make available forward-looking statements of this nature. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements. Certain statements contained herein are forward-looking statements and accordingly involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. The forward-looking statements contained herein are based on various assumptions, many of which are based, in turn, upon further assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectation, beliefs or projections will result or be achieved or accomplished. In addition to the other factors and matters discussed elsewhere herein, the following factors are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

1. Changes in economic conditions, in particular those which affect the activewear market.
2. Changes in the availability and/or price of yarn, in particular, if increases in the price of yarn are not passed along to the Company's customers.
3.    Changes in senior management or control of the Company.
4.    Inability to obtain new customers or retain existing ones.
5. Significant changes in competitive factors, including product pricing conditions, affecting the Company.
6. Governmental/regulatory actions and initiatives, including, those affecting financings.
7. Significant changes from expectations in actual capital expenditures and operating expenses.
8. Occurrences affecting the Company's ability to obtain funds from operations, debt or equity to finance needed capital expenditures and other investments.
9.    Significant changes in rates of interest, inflation or taxes.
10. Significant changes in the Company's relationship with its employees and the potential adverse effects if labor disputes or grievances were to occur.
11. Changes in accounting principles and/or the application of such principles to the Company.

The foregoing factors could affect the Company's actual results and could cause the Company's actual results during fiscal 1998 and beyond to be materially different from any anticipated results expressed in any forward-looking statement made by or on behalf of the Company.

The Company disclaims any obligation to update any forward-looking statements to reflect events or other circumstances after the date hereof.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that its potential exposure to market risk at January 30, 1999 is not material. The Company has an interest rate swap agreement in place to hedge its exposure to interest rate risk. See Note 3- "Summary of Significant Account Policies" and Note 14-"Fair Value of Financial Instruments" in Notes to the Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See page F-1, Index to Financial Statements, included elsewhere herein.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

With respect to the directors of the Company, the information required by Item 10 of Form 10-K appears on pages 1 through 3 of the Information Statement, and is incorporated herein by reference.

Pursuant to General Instruction G to Form 10-K, the following information is furnished concerning the executive officers and key employees of the Company.

                             EXECUTIVE OFFICERS AND
                         CERTAIN KEY EMPLOYEES OF ANVIL

The following sets forth certain information with respect to the executive officers and certain key employees of Anvil.

NAME                         AGE(1)     POSITION
----                         ------     --------
Bernard Geller.................65       President, Chief Executive Officer,
                                          Chairman of the Board

Jacob Hollander................57       Executive Vice President, Chief Administrative Officer,
                                        Secretary, General Counsel and Director

Anthony Corsano................39       Executive Vice President of Sales and Marketing

William H. Turner..............51       Executive Vice President of Manufacturing

Pasquale Branchizio............60       Vice President of Finance

----------
(1)   All ages are as of December 31, 1998.

BERNARD GELLER has served as the Chief Executive Officer of Anvil, President of Holdings and has been a Director of Anvil and Holdings since the Acquisition. Since the Recapitalization, Mr. Geller has served as Chairman of the Board of Anvil and Holdings and since July 1997 as President of Anvil. From 1989 to 1995, Mr. Geller served as Chairman of the Predecessor. From 1986 to 1989, Mr. Geller served as President of the Predecessor and from 1975 to 1986, as Controller and then President of the Predecessor. Before joining the Predecessor, Mr. Geller was with Union Underwear Co., Inc., a subsidiary of Fruit of the Loom, Inc., where he worked for 14 years, principally as that company's controller.

JACOB HOLLANDER has served as Executive Vice President, Chief Administrative Officer, Secretary and General Counsel of Anvil and Vice President, Secretary and General Counsel of Holdings since the Acquisition. Since the Recapitalization, Mr. Hollander has served as a Director of Anvil and Holdings. From 1991 to 1995, Mr. Hollander served as Vice President and General Counsel of Astrum. From 1985 to 1990, Mr. Hollander served as Vice President and General Counsel of McGregor and Faberge, Incorporated, and from 1987 to 1989, Mr.

Hollander also served as Vice President and General Counsel of Elizabeth Arden, Inc. During 1990, Mr. Hollander provided legal consulting services to the Unilever group of companies and to McGregor. Prior to its acquisition by McGregor, Mr. Hollander was Vice President of Faberge, Incorporated.

ANTHONY CORSANO has served as Executive Vice President of Sales and Marketing of Anvil since the Acquisition. From 1993 to 1995, Mr. Corsano served as Vice President of Sales and Marketing of the Predecessor. From 1988 to 1993, Mr. Corsano served as Vice President--Sales of the Predecessor and from 1985 to 1988 Mr. Corsano served as National Sales Manager of the Predecessor.

WILLIAM H. TURNER has served as Executive Vice President of Manufacturing of Anvil since the Acquisition. From 1992 to 1995, Mr. Turner served as Executive Vice President of Manufacturing of the Predecessor. From 1985 to 1992, Mr. Turner held the position of Vice President of Manufacturing (Cut and Sew) of the Predecessor and from 1982 to 1985 he was the Predecessor's Plant Manager.

PASQUALE BRANCHIZIO has served as Vice President of Finance of Anvil and Holdings since the Acquisition. From 1986 until 1995, Mr. Branchizio served as Vice President of Finance of the Predecessor. From 1981 to 1986, Mr. Branchizio served as the Controller of the Predecessor. Prior thereto, Mr. Branchizio served as the Predecessor's Senior Accountant.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K appears on pages 4 through 8 of the Information Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by Item 12 of Form 10-K appears on pages 8 through 10 of the Information Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Item 13 of Form 10-K appears on pages 11 through 12 of the Information Statement and is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.    Financial Statements - See Page F-1 for index to Financial
            Statements

      2. Financial Statement Schedules - Schedule II--Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or not material, or the information called for thereby is otherwise included in the financial statements and therefore has been omitted.

(b)   Reports on Form 8-K

      None.

(c)   Exhibits

NO.    DESCRIPTION
---    -----------

2.1 Recapitalization Agreement, dated as of February 12, 1997, by and among Citicorp Venture Capital, Ltd., BRS,, Holdings, Anvil VT, Inc. and the stockholders and voting trust certificate holders named on the signature pages thereto, as amended by the certain Amendment and Consent to Assignment dated as of February 21, 1997 and that Waiver and Second Amendment to the Recapitalization Agreement dated as of March 13, 1997.(1)

3.1   Certificate of Incorporation of Anvil.(1)

3.2   Restated Certificate of Incorporation of Holdings.(4)

3.3   Certificate of Incorporation of Cottontops.(1)

3.4   By-Laws of Anvil.(1)

3.5   By-Laws of Holdings.(1)

3.6   By-Laws of Cottontops.(1)

3.7   Certificate of Designation of Holdings.(1)

3.8 Certificate of Designation of Holdings relating to Series B 13% Senior Exchangeable Preferred Stock due 2009.(2)

4.1 Purchase Agreement, dated as of March 14, 1997, by and among Donaldson, Lufkin & Jenrette Securities Corporation ("DLJ"), Wasserstein Perella Securities, Inc. ("Wasserstein"), NationsBanc Capital Markets, Inc. ("NationsBanc"), Anvil and Holdings.(1)

4.2 Senior Indenture, dated as of March 14, 1997, by and among the Anvil, Holdings, Cottontops and the other Subsidiary Guarantors and United States Trust Company of New York, as trustee.(1)

4.3   10-7/8% Senior Notes and Guarantees.(1)

4.4   Series B 10-7/8% Senior Notes and Guarantees.(2)

4.5 Registration Rights Agreement, dated as of March 14, 1997, by and among Anvil, Holdings, Cottontops and DLJ, Wasserstein and NationsBanc, as Initial Purchasers.(1)

4.6 Amended and Restated Credit Agreement, dated as of March 14, 1997, among Anvil, as Borrower, Holdings, Cottontops and certain subsidiaries, as Guarantors, the Banks Identified therein as lending institutions, NationsBank, N.A. ("NationsBank"), as Agent, and Bank of America Illinois, Banque Nationale de Paris and Heller Financial Inc., as co- agents.(1)

4.7 Amended and Restated Pledge and Security Agreement, dated as of March 14, 1997, by and among Anvil, Holdings and NationsBank.(1)

4.8 Loan and Security Agreement dated March 11, 1999 by and among Congress Financial Corporation, Anvil , Holdings and Cottontops.

4.9 Term Promissory Note of Anvil dated March 11, 1999 payable to Congress Financial Corporation.

4.10 Pledge and Security Agreement dated March 11, 199 between Congress Financial Corporation and Holdings.

4.11 Pledge and Security Agreement dated March 11, 199 between Congress Financial Corporation and Anvil.

10.1 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Bernard Geller.(1)

10.2 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Jacob Hollander.(1)

10.3 Employment Agreement, dated as of January 31, 1995, by and between Anvil and William H. Turner.(1)

10.4 Employment Agreement, dated as of January 31, 1995, by and between Anvil and Anthony Corsano.(1)

10.5 Exchange Debenture Indenture, dated as of March 14, 1997, by and between Holdings and United States Trust Company of New York, as trustee.(1)

10.6 Guaranty Agreement, dated as of January 28, 1995, by and among Culligan, Astrum and Anvil.

10.7 Registration Rights Agreement, dated as of March 14, 1997, by and between Holdings and DLJ, as the Initial Purchaser.(1)

10.8 Registration Rights and Securityholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture CCT II Partners, L.P. ("CCT") and DLJ.(1)

10.9 Registration Rights Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other executive of Holdings or its subsidiaries who acquires common stock from Holdings after the date thereof and executes a joinder thereto, the persons set forth on the signature pages thereto and DLJ.(1)

10.10 Stockholders Agreement, dated as of March 14, 1997, by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto.(1)

10.11 Stock Option Plan.(1)

10.12 Employment Agreement, dated as of January 31, 1997, by and between Cottontops and Tom Glennon.(1)

10.13 Amendment No. 1 dated as of December 27, 1997 to Stockholders Agreement by and among Holdings, BRS, 399 Venture, CCT, Bernard Geller, Anthony Corsano, William Turner, Jacob Hollander and each other person who acquires common stock of Holdings after the date thereof and executes a joinder thereto(3)

10.14 Management Agreement dated November 3, 1998 among Anvil, Holdings, and
      BRS.

21    Subsidiaries of Anvil, Holdings and Cottontops.

27.1  Financial Data Schedule.

(1) Previously filed with the Company's Registration Statement and Amendments thereto on Form S-4 (SEC file No. 333-26999) and is incorporated herein by reference.

(2) Previously filed with the Company's Form 10-Q for the Quarter ended August 2, 1997, and is incorporated herein by reference.

(3) Previously filed with the Company's Form 10-K for the Year ended January 31, 1998, and is incorporated herein by reference.

(4) Previously filed with the Company's Form 10-Q for the Quarter ended October 31, 1998 , and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, Anvil Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANVIL HOLDINGS, INC.


                                            By: /s/ JACOB HOLLANDER
                                                ----------------------------
                                                Jacob Hollander
                                                Vice President and Secretary

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

          SIGNATURE                   CAPACITY                         DATE
          ---------                   --------                         ----


/s/ BERNARD GELLER              Chairman of the Board,           APRIL 29, 1999
----------------------------    President and Director
      Bernard Geller            (Principal Executive
                                And Financial Officer)


/s/ JACOB HOLLANDER             Vice President, Secretary        APRIL 29, 1999
----------------------------    and Director
     Jacob Hollander


/s/  PASQUALE BRANCHIZIO        Vice President of Finance        APRIL 29, 1999
----------------------------    (Principal Accounting Officer)
    Pasquale Branchizio


 /s/ BRUCE C. BRUCKMANN         Director                         APRIL 29, 1999
----------------------------
    Bruce C. Bruckmann


 /s/ STEPHEN F. EDWARDS         Director                         APRIL 29, 1999
----------------------------
    Stephen F. Edwards


 /s/  DAVID F. THOMAS           Director                         APRIL 29, 1999
----------------------------
    David F. Thomas


/s/  JOHN D. WEBER              Director                         APRIL 29, 1999
----------------------------
    John D. Weber

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
               PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS
                WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
                             SECTION 12 OF THE ACT:

The Registrant has not sent an annual report or proxy material to its security holders during the period covered by this report.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                                                    PAGE
Independent Auditors' Report.........................................................F-2

Consolidated Balance Sheets at January 31, 1998 and January 30, 1999.................F-3

Consolidated Statements of Operations for the years ended February 1, 1997,
     January 31, 1998 and January 30, 1999...........................................F-4

Consolidated Statements of Cash Flows for the years ended February 1, 1997,
     January 31, 1998 and January 30, 1999...........................................F-7

Consolidated Statements of Changes in Stockholders' Equity for the years ended
     February 1, 1997, January 31, 1998 and January 30, 1999.........................F-6

Notes to Consolidated Financial Statements...........................................F-8

Schedule II --Valuation and Qualifying Accounts......................................S-1

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Anvil Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Anvil Holdings, Inc. and subsidiaries as of January 31, 1998 and January 30, 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the years ended February 1, 1997, January 31, 1998 and January 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Anvil Holdings, Inc. and subsidiaries as of January 31, 1998 and January 30, 1999 and the results of their operations and their cash flows for the years ended February 1, 1997, January 31, 1998 and January 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
April 5, 1999
New York, New York

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                                           JANUARY 31,   JANUARY 30,
                                                                              1998          1999
                                                                            ---------     ---------
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ............................................    $     959         3,397
  Accounts receivable, less allowances for doubtful accounts of
    $822 and $635 ......................................................       27,271        31,232
  Inventories ..........................................................       42,089        41,356
  Prepaid and refundable income taxes ..................................        4,640         1,704
  Deferred income taxes ................................................        2,510         2,353
  Prepaid expenses and other current assets ............................        1,004           706
                                                                            ---------     ---------

              Total current assets .....................................       78,473        80,748

PROPERTY, PLANT AND EQUIPMENT--Net .....................................       38,189        37,536

DEFERRED INCOME TAXES ..................................................         --           3,823

INTANGIBLE ASSETS--Net .................................................       25,487        24,529

OTHER ASSETS ...........................................................        4,964         4,294
                                                                            ---------     ---------
                                                                            $ 147,113     $ 150,930
                                                                            =========     =========

                            LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable .....................................................    $  11,986     $   7,181
  Accrued expenses and other current liabilities .......................       15,349        16,652
  Current portion of long-term bank borrowings .........................         --           6,500
                                                                            ---------     ---------
                  Total current liabilities ............................       27,335        30,333
                                                                            ---------     ---------

LONG-TERM BANK BORROWINGS ..............................................       21,700        25,000
                                                                            ---------     ---------
10-7/8% SENIOR NOTES ...................................................      126,445       126,835
                                                                            ---------     ---------
DEFERRED INCOME TAXES ..................................................        4,613         5,276
                                                                            ---------     ---------
OTHER LONG-TERM OBLIGATIONS ............................................        1,883         1,744
                                                                            ---------     ---------

REDEEMABLE PREFERRED STOCK
     (Liquidation value $33,033 and $37,541) ...........................       31,392        36,139
                                                                            ---------     ---------
STOCKHOLDERS' DEFICIENCY:
Common stock
      Class A, $.01 par value, 12.5% cumulative; authorized 500,000 shares, issued and outstanding: 290,000  (aggregate liquidation
        value, $32,333 and $36,568) ....................................            3             3
      Class B, $.01 par value, authorized 7,500,000 shares; issued and
        outstanding: 3,590,000 shares ..................................           36            36
      Class C, $.01 par value; authorized 1,400,000 shares; none  issued
    Additional paid-in capital .........................................       12,803        12,803
 Deficit ...............................................................      (79,097)      (87,239)
                                                                            ---------     ---------
           Total stockholders' deficiency ..............................      (66,255)      (74,397)
                                                                            ---------     ---------
                                                                            $ 147,113     $ 150,930
                                                                            =========     =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Share Data)

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  JANUARY 31,   JANUARY 30,
                                                            1997          1998          1999
                                                         ---------     ---------     ---------
NET SALES ...........................................    $ 204,154     $ 214,867     $ 217,302
COST OF GOODS SOLD ..................................      156,813       167,491       179,092
                                                         ---------     ---------     ---------
       Gross profit .................................       47,341        47,376        38,210
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES .........................................       21,678        22,771        24,626
SPECIAL COMPENSATION ................................         --          10,915          --
AMORTIZATION OF INTANGIBLE ASSETS ...................          958           958           958
                                                         ---------     ---------     ---------
        Operating income ............................       24,705        12,732        12,626
OTHER INCOME (EXPENSE):
    Interest expense ................................       (7,912)      (16,536)      (18,344)
    Interest income and other expense--net ..........          415           247            59
                                                         ---------     ---------     ---------
         Income (loss) before provision (benefit)
           for income taxes and extraordinary item ..       17,208        (3,557)       (5,659)
PROVISION (BENEFIT) FOR INCOME TAXES ................        6,883        (1,423)       (2,264)
                                                         ---------     ---------     ---------
INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM ..............................       10,325        (2,134)       (3,395)
EXTRAORDINARY ITEM - Loss on extinguishment
    of  debt (net of tax benefit of  $1,838) ........         --          (2,757)         --
                                                         ---------     ---------     ---------
NET INCOME (LOSS) ...................................    $  10,325        (4,891)       (3,395)
                                                         =========
  Less Preferred Stock dividends (pro forma in 1998)                      (4,094)       (4,585)
  Less Common A preference (pro forma in 1998) ......                     (3,798)       (4,235)
                                                                       ---------     ---------
  Net (loss) attributable to common stockholders ....                  $ (12,784)    $ (12,215)
                                                                       =========     =========

BASIC INCOME (LOSS) PER COMMON SHARE:
Class A Common Stock:
   Income before extraordinary item .................                  $   10.51     $   11.46
   Extraordinary item ...............................                       (.71)         --
                                                                       ---------     ---------
   Net income .......................................                  $    9.80     $   11.46
                                                                       =========     =========
Class B Common Stock:
   (Loss) before extraordinary item .................                  $   (2.58)    $   (3.15)
   Extraordinary item ...............................                       (.71)         --
                                                                       ---------     ---------
   Net (loss) .......................................                  $   (3.29)    $   (3.15)
                                                                       =========     =========
Weighted average shares used in computation of
    pro forma basic income (loss) per share:
  Class A Common ....................................                        290           290
                                                                       =========     =========
  Class B Common ....................................                      3,590         3,590
                                                                       =========     =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                        (In Thousands, Except Share Data)

                                                                             FISCAL YEAR ENDED
                                                                    -------------------------------------
                                                                    FEBRUARY 1,  JANUARY 31,  JANUARY 30,
                                                                       1997         1998         1999
                                                                     --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ...........................................    $ 10,325     $ (4,891)    $ (3,395)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
    Depreciation and amortization of fixed assets ...............       6,329        6,259        6,263
    Amortization of intangible and other assets .................       1,686        1,981        2,023
Write down of property and equipment ............................         600         --           --
    Provision (recovery) of bad debts-net .......................         440          (52)        (187)
    Noncash interest expense ....................................       1,187        1,706         --
    Write-off of deferred financing fees ........................        --          3,010         --
    Noncash compensation ........................................        --          5,177         --
    Deferred income taxes .......................................       1,922          551       (1,584)
 Changes in operating assets and liabilities, net of acquisition:
    Accounts receivable .........................................      (5,878)       1,194       (3,899)
    Inventories .................................................       2,917       (9,618)         733
    Prepaid, and refundable income taxes ........................       1,477          700        2,936
    Accounts payable ............................................         707        2,626       (4,805)
    Accrued expenses & other liabilities ........................       1,169        3,437        1,303
    Other--net ..................................................         930       (1,711)      (1,121)
                                                                     --------     --------     --------

           Net cash provided (used) by operating activities .....      23,811       10,369       (1,733)
                                                                     --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition, net of cash acquired .............................      (1,728)        --           --
  Purchases of property and equipment--net ......................      (4,791)      (6,102)      (5,629)
                                                                     --------     --------     --------

           Net cash used in investing activities ................      (6,519)      (6,102)      (5,629)
                                                                     --------     --------     --------

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
                 STATEMENTS OF CONSOLIDATED CASH FLOWS-CONTINUED
                        (In Thousands, Except Share Data)

                                                                       FISCAL YEAR ENDED
                                                            -------------------------------------
                                                            FEBRUARY 1,   JANUARY 31,   JANUARY 30,
                                                               1997          1998          1999
                                                            ---------     ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under new credit agreement-net ............         --          26,500         9,800
  Borrowings under old revolving credit facility .......       15,100          --            --
  Repayment of old revolving credit facility ...........      (28,300)      (19,200)         --
  Repayments of long-term debt .........................       (3,850)      (46,325)         --
  Proceeds from exercise of stock options ..............           53           336          --
  Repayment of Subordinated Promissory Note ............         --          (9,575)         --
  Proceeds of Senior Notes .............................         --         130,000          --
  Redemption of Old Preferred Stock ....................         --         (22,736)         --
  Repurchase of Old Common Stock .......................         --         (92,262)         --
  Proceeds from sale of Units ..........................         --          26,667          --
  Issuance of New Common Stock .........................         --          13,063          --
  Repayment of stockholder loans .......................         --             250          --
  Expenses related to the Recapitalization .............         --         (11,889)         --
                                                            ---------     ---------     ---------
         Net cash (used in) provided by
            financing activities .......................      (16,997)       (5,171)        9,800
                                                            ---------     ---------     ---------

INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS ................................          295          (904)        2,438

CASH AND CASH EQUIVALENTS,
   BEGINNING OF YEAR ...................................        1,568         1,863           959
                                                            ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
   END OF YEAR .........................................    $   1,863     $     959     $   3,397
                                                            =========     =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for interest ...............................    $   6,036     $  10,533     $  17,206
                                                            =========     =========     =========
  Cash paid (received) for income taxes ................    $   3,484     $  (2,123)    $  (2,198)
                                                            =========     =========     =========

SUPPLEMENTAL SCHEDULE OF NONCASH
   INVESTING AND FINANCING ACTIVITIES:
  Fair value of assets acquired, excluding cash ........    $   3,049
  Liabilities assumed ..................................       (1,194)
  Expenses incurred ....................................         (127)
                                                            ---------
  Cash paid ............................................    $   1,728
                                                            =========
  Promissory note issued ...............................    $     250
                                                            =========
  Exchange of Old Preferred Stock into Units ...........                  $   3,333
                                                                          =========
  Redeemable Preferred Stock Issued in Lieu of Dividends                  $   3,033     $   4,585
                                                                          =========     =========

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES
           STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                 Common Stock
                                                     ------------------------------------
                                   Preferred Stock         (Old)              (New)
                                  -----------------  -----------------  ----------------- Additional Retained   Loans
                                  Class Class Class  Class Class Class  Class Class Class  Paid-in   Earnings   Receivable-
                                    A     B     C      A     B     C      A     B     C    Capital   (Deficit)  Stockholders  Total
                                    ---------------------------------------------------    -------   ---------  ------------  -----
Balance at January 27, 1996......   $1   $1     -     $58   $26   $17     -     -     -    $23,001   $ 10,154      $(250)  $ 33,008
Exercise of stock options........                             -                                 53                               53
Net income.......................                                                                      10,325                10,325
                                    -----------------------------------------------------------------------------------------------
Balance at February 1, 1997......   1     1     -      58    26    17     -     -     -     23,054     20,479       (250)    43,386
Exercise of stock options........                             5                              5,507                            5,512
Repurchase and exchange of Old
  Common Stock...................                     (58)  (31)  (17)    2    19           (8,563)   (85,440)              (94,088)
Redemption and exchange of Old
  Preferred Stock................   (1)   (1)                                              (19,998)    (6,025)
(26,025)
Common shares issued in
  Units Offering.................                                               4              386                              390
Repayment of stockholder loans...                                                                                     250       250
Issuance of new common stock.....                                         1    13           13,049                           13,063
Offering expenses attributable to
  the sale of common stock ......                                                             (632)                            (632)
Preferred stock dividends........                                                                      (3,033)               (3,033)
Accretion of preferred stock.....                                                                        (187)                 (187)
Net loss.........................                                                                      (4,891)               (4,891)
                                    ------------------------------------------------------------------------------------------------
Balance at January 31, 1998......         -     -       -     -     -     3    36     -     12,803    (79,097)          -   (66,255)
Preferred stock dividends........                                                                      (4,585)               (4,585)
Accretion of preferred stock.....                                                                        (162)                 (162)
Net loss.........................                                                                      (3,395)               (3,395)
                                    ------------------------------------------------------------------------------------------------
Balance at January 30,1999.......         -     -       -     -     -    $3   $36     -    $12,803   $(87,239)          -  $(74,397)
                                    ================================================================================================

                 See notes to consolidated financial statements.

                      ANVIL HOLDINGS, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                        (IN THOUSANDS, EXCEPT SHARE DATA)

1. THE COMPANY

On January 28, 1995, Anvil Holdings, Inc., a Delaware corporation ("Holdings"), and its wholly-owned subsidiary, Anvil Knitwear, Inc., a Delaware corporation ("Anvil"), acquired the assets and assumed certain liabilities of the Anvil Knitwear division (the "Predecessor") from McGregor Corporation ("McGregor") (the "Acquisition").

The Company is engaged in the business of designing, manufacturing and marketing high quality activewear for men, women and children. The Company markets and distributes its products, under private label and brand names, primarily to wholesalers and screen printers, principally in the United States. The Company reports its operations in one segment in accordance with Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION.

On January 31, 1997, Anvil, through its subsidiary, Cottontops, Inc. ("Cottontops") completed the acquisition of certain assets and assumption of certain liabilities of a marketer and distributor of activewear products which, prior to the acquisition, sold finished activewear products to the Company as well as directly into the retail market. The acquisition has been accounted for using the purchase method of accounting. The Company began consolidating the results of operations of Cottontops effective February 2, 1997.

2. RECAPITALIZATION AND REFINANCING

Effective March 14, 1997, the Company completed a significant recapitalization and refinancing plan, the major components of which are as follows:

On March 14, 1997, the Company, Anvil VT, Inc., Vestar Equity Partners, L.P., 399 Venture Partners, Inc. and certain of its employees and affiliates (collectively, "399 Venture"), certain management investors (the "Management Investors") and other existing shareholders of the Company (collectively, the "Existing Shareholders") and Bruckmann, Rosser, Sherrill & Co., L.P. and certain of its employees and affiliates (collectively, "BRS") completed a reorganization (the "Recapitalization") pursuant to which: (i) the Company redeemed or repurchased a substantial portion of its outstanding shares of capital stock;
(ii) BRS contributed $13,063 for the purchase of new common stock; (iii) 399 Venture and the Management Investors reinvested a portion of their existing shares of common stock of the Company, which were converted into shares of newly issued common stock, and (iv) 399 Venture exchanged a portion of its existing preferred stock for 3,333 shares of Senior Exchangeable Preferred Stock and new common stock.

Concurrently with the Recapitalization, the Company sold 30,000 Units consisting of (i) $30,000, 13% Senior Exchangeable Preferred Stock due 2009 and (ii) 390,000 shares of Class B common stock (the "Units Offering"). The Senior Exchangeable Preferred Stock was recorded at $27,656 representing the proceeds of $30,000, less $390 allocated to the Class B common stock and $1,954 of expenses attributable to the Units offering. Additionally, on March 14, 1997, Anvil sold $130,000 of 10-7/8% Senior Notes due 2007 ("Senior Notes") in connection with the Recapitalization, repaid its borrowings under an existing credit agreement (the "Old Credit Agreement") and entered into an Amended and Restated Credit Agreement ("the "Credit Agreement"- See Note 8).

The net proceeds from the Units and Notes offerings and borrowings under the Credit Agreement were used by the Company to: (i) redeem the outstanding common stock and preferred stock; (ii) repay the balance outstanding under the Old Credit Agreement; (iii) repay the subordinated debt; (iv) pay fees and expenses;
(v) pay a management bonus; and (vi) pay amounts due in accordance with the Phantom Equity Plan (see Note 18).

During the year ended January 31, 1998, the Company recorded a special compensation charge of $10,915, which consists of the compensation recorded upon exercise of options by members of management, payment of a special transaction bonus to management and payments under a then existing equity buy-out plan to members of management.

The following summarizes the sources and uses of funds relating to the Recapitalization

SOURCES:                                                               (in millions)
  Borrowings under the Credit Agreement ..........................        $ 33.3
  Senior Notes due 2007 ..........................................         130.0
  Units ..........................................................          26.7
  Equity Contribution ............................................          13.1
  Other ..........................................................            .6
                                                                          ------
              Total sources ......................................        $203.7
                                                                          ======
USES:
  Repay borrowings under the existing credit agreement ...........        $ 61.1
  Repay the Subordinated Note ....................................           9.5
  Redeem or exchange the Old Preferred Stock .....................          22.7
  Repurchase shares of Old Common Stock ..........................          92.3
  Payment under the Phantom Equity Plan ..........................           5.3
  Payment of Management Bonus ....................................           0.5
  Fees and expenses ..............................................          12.3
                                                                          ------
              Total uses .........................................        $203.7
                                                                          ======

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

FISCAL YEAR--The Company's operations are on a "52/53-week" fiscal year ending on the Saturday closest to January 31. The year ended February 1, 1997 includes 53 weeks.

BASIS OF PRESENTATION--The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, after elimination of significant intercompany accounts and transactions.

USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS--Cash and cash equivalents include all highly liquid investments with an original maturity of 90 days or less.

PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment is being depreciated for financial reporting purposes principally using the straight-line method over the estimated useful lives of the assets, ranging from 4 to 25 years. Leasehold improvements are amortized over the lesser of the estimated useful life or the term of the lease.

INVENTORIES--Inventories are stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

INTANGIBLE ASSETS--Intangible assets of the Company consist of trademarks and goodwill. Trademarks are being amortized over their estimated useful life of 17 years. Goodwill is being amortized over the period of expected benefit of 35 years.

EVALUATION OF LONG-LIVED ASSETS--Long-lived assets are continually assessed for recoverability and particularly whenever events or changes in circumstances indicate that an asset may have been impaired. In evaluating an asset for recoverability, the Company estimates the future cash flows expected to result from the use of the asset and eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. There were no adjustments to the carrying amount of long-lived assets resulting from the Company's evaluation for any periods presented in the accompanying financial statements, except as described in Note 5.

DEFERRED FINANCING FEES--Included in other assets are deferred financing fees (approximately $4,800 and $4,100 at January 31, 1998 and January 30, 1999, respectively), which were being amortized over approximately six years to coincide with the term of the Credit Agreement. As discussed in Note 8, on March 11, 1999, the Company entered into a new credit facility, and accordingly, the unamortized balance of deferred financing fees will be written off during the first quarter of fiscal 1999.

INTEREST RATE SWAPS--Gains and losses related to interest rate swaps that qualify as hedges of existing liabilities are included in the carrying amount of those liabilities and are ultimately recognized in income as adjustments to the recorded interest expense. The Company does not hold or issue financial instruments for trading or speculative purposes.

REVENUE RECOGNITION--Revenue is recognized at the time merchandise is shipped. Allowances for sales returns and discounts are provided when sales are recorded.

INCOME TAXES--Income taxes have been accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, ACCOUNTING FOR INCOME TAXES, which requires the use of an asset and liability approach for financial accounting and reporting of income taxes.

EARNINGS PER SHARE--Basic income (loss) per share is computed based upon the average outstanding shares attributable to the Class A and Class B Common shares after the Recapitalization, and assuming the Recapitalization took place at the beginning of the fiscal year ended January 31, 1998.

RECLASSIFICATIONS--To facilitate comparison with the current fiscal year, certain reclassifications have been made to prior year's financial statements.

NEW ACCOUNTING STANDARDS--In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that derivative instruments be recorded in the balance sheet as either an asset or liability measured at fair value and requires that changes in a derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999; however, it may be adopted earlier. It cannot be applied retroactively to financial statements of prior periods. The Company has not yet quantified the impact on its financial statements nor determined the timing or method of adopting SFAS No. 133.

4. INVENTORIES

Inventories, valued at lower of cost or market, consist of the following:

                                               JANUARY 31,      JANUARY 30,
                                                  1998             1999
                                                  ----             ----
          Finished goods....................    $  22,505        $  26,313
          Work-in-process...................        9,830            9,441
          Raw materials and supplies........        9,754            5,602
                                                ---------        ---------
                                                $  42,089        $  41,356
                                                =========        =========

5. PROPERTY, PLANT AND EQUIPMENT

During the year ended February 1, 1997 the Company recorded a charge of $600 (equal to the amount by which the carrying value exceeded the estimated realizable value) for the disposal of certain fixed assets. Property plant and equipment consists of the following:

                                                               JANUARY 31,   JANUARY 30,
                                                                  1998          1999
                                                                  ----          ----
          Land...........................................       $     849     $    849
          Buildings and improvements.....................          14,763       15,271
          Machinery, equipment, furniture and fixtures...          40,567       45,391
                                                                ---------     --------
                                                                   56,179       61,511
          Less accumulated depreciation and amortization.         (17,990)     (23,975)
                                                                ---------     --------
                                                                $  38,189     $ 37,536
                                                                =========     ========

6. INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                     JANUARY 31,  JANUARY 30,
                                                        1998         1999
                                                        ----         ----
          Trademarks--net of accumulated
             amortization of $858 and $1,144......   $   4,000     $  3,714
          Goodwill--net of accumulated
             amortization of $1,794 and $2,466....      21,487       20,815
                                                     ---------     --------
                                                     $  25,487     $ 24,529
                                                     =========     ========

7. ACCRUED EXPENSES

                                                    JANUARY 31,   JANUARY 30,
                                                       1998          1999
                                                       ----          ----
Accrued expenses consist of the following:
                Accrued wages and bonuses........    $  3,273      $  2,906
                Accrued interest payable.........       5,715         5,788
                Other............................       6,361         7,958
                                                     --------       -------
                                                     $ 15,349       $16,652
                                                     ========       =======

8. CREDIT AGREEMENTS

THE CREDIT AGREEMENT

In March 1997, Anvil entered into the Credit Agreement providing a $55,000 revolving credit facility, with a sublimit of $5,000 for letters of credit expiring March 14, 2002, subject to certain maximum levels of borrowings based upon asset levels. Anvil used $33,250 of the borrowings under the Credit Agreement to finance a portion of the Recapitalization. Effective March 11, 1999, all amounts due under the Credit Agreement were repaid from the proceeds of a new loan agreement (the "Loan Agreement") more fully described below.

 Interest on borrowings under the Credit Agreement was payable at a rate equal to LIBOR or the Alternate Base Rate (defined as the higher of (i) the lender's prime rate and (ii) the Federal Funds rate plus 0.5%), each plus an applicable margin ranging from 1.25% to 2.50% for LIBOR loans and 0.25% to 1.50% for Alternate Base Rate loans, determined based upon attainment of certain financial ratios.

At January 31, 1998 and January 30, 1999, the amounts outstanding under the Credit Agreement were $21,700 and $31,500, bearing interest at 7.97% and 7.94%, respectively. The weighted average interest rate on such debt during each of the years ended January 31, 1998 and January 30, 1999 was approximately 7.88%. The Company has classified $21,700 and $25,000 as a long-term liability at January 31, 1998 and January 30, 1999, respectively which represents amounts the Company anticipates to continually refinance.

NEW LOAN AGREEMENT

On March 11, 1999, Anvil entered into a Loan and Security Agreement (the "Loan Agreement") providing for a maximum credit facility of $60,000 consisting of a term loan (the "Term Loan") and a revolving credit facility (the "Revolving Credit Facility"). The Term Loan is in the principal amount of $11,725, payable in 20 equal quarterly principal installments of $586, commencing July 1, 1999. The Loan Agreement eliminated the covenant ratio issues under the Credit Agreement.

Anvil also borrowed $19,566 under the Revolving Credit Facility provided by the same lender. The net proceeds of the Loan Agreement were used to repay all amounts due under the Credit Agreement. The Revolving Credit Facility expires March 11, 2002, and amounts due under it and the Term Loan are secured by substantially all the inventory, receivables and property, plant and equipment of Anvil. Holdings and Cottontops guaranty amounts due under the Loan Agreement. Interest on the Term Loan and the Revolving Credit Facility are at prime plus one-half percent or LIBOR plus 2-1/2%, at the Company's option.

Holdings and Cottontops guaranty amounts due under the Loan Agreement.

9. SENIOR NOTES

On March 14, 1997, Anvil issued $130,000 of 10-7/8% Senior Notes (the "Senior Notes") due March 15, 2007 and received proceeds of $126,100 net of debt discount of $3,900. Interest on the notes is payable semiannually on March 15 and September 15. Prior to March 15, 2000, the Company may redeem up to 40% of the aggregate principal amount of the Senior Notes outstanding at a redemption price of 110%. The Company may redeem the Senior Notes at a redemption price of 105.438%, 103.625%, and 101.813% at any time during the 12-month period beginning on March 15, 2002, 2003 and 2004, respectively and at 100% thereafter.

The Senior Notes are guaranteed by the Company and Cottontops, are senior unsecured obligations of the Company and rank senior in right of payment to all subordinated indebtedness of the Company and PARI PASSU in right of payment with all existing and future senior indebtedness, including borrowings under the Loan Agreement. The indenture relating to the Senior Notes contains certain covenants, including restrictions on additional indebtedness, certain asset sales, and the payment of dividends.

Anvil completed an exchange offer which expired August 22, 1997, pursuant to which its 10-7/8% Series A Senior Notes were exchanged on a dollar-for-dollar basis for its 10-7/8% Series B Senior Notes, due 2007. Pursuant to the exchange offer, $129,000 principal amount were validly tendered and exchanged. The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.

10. RELATED PARTY TRANSACTIONS

Concurrent with the Acquisition, the Company entered into a management agreement with Vestar Equity Partners L.P. ("Vestar"), Citicorp Venture Capital, Ltd. ("CVC") and Culligan through January 2005, whereby Vestar provided advisory and consulting services to the Company and its subsidiaries, and CVC and Culligan, in turn, provided consulting services to Vestar, when requested in connection with the fulfillment by Vestar, of Vestar's obligation to the Company. In exchange for these services, the Company paid management fees aggregating $472 during the year ended February 1, 1997. Pursuant to the terms and conditions of the Recapitalization and the Units and Notes Offerings, the management agreement was terminated.

Anvil, Holdings and Cottontops have entered into a management agreement with BRS (the "Management Agreement"), effective as of the Recapitalization, whereby BRS is to provide certain advisory and consulting services in relation to the affairs of Anvil, Holdings and Cottontops, including services in connection with strategic financial planning, and the selection, retention and supervision of investment bankers or other financial advisors or consultants. Annual fees under the Management Agreement are $250.

Holdings' Articles of Incorporation now provide for an additional special dividend on its Series 1-Class A Common Stock, all of which is held by 399 Venture and its affiliates. In lieu of such dividend, Holdings has agreed to pay 399 Venture financing fees in the aggregate annual amount of $250 from the date of the Recapitalization.

11. EXTRAORDINARY ITEMS

In connection with the Acquisition (see Note 1), the Company issued a subordinated promissory note (the "Note") to Culligan in the principal amount of $7,500, due January 30, 2005, or earlier upon a change in ownership, as defined. The Note was recorded at the fair value of the property received and the discount ($1,600 at February 1, 1997) was being amortized on a straight-line basis over the term of the Note. Principal and interest on the Note was prepaid on March 14, 1997. In connection with such repayment, the Company recorded an extraordinary loss of $1,585, before a tax benefit of $634 representing the balance of the unamortized debt discount.

In connection with the repayment of the Old Credit Agreement (See Note 8), the Company recorded an extraordinary charge of $3,010 before a tax benefit of $1,204, to write off the balance of related deferred financing fees.

The Company will record an extraordinary charge of approximately $480 (net of taxes) during the first quarter of fiscal 1999, in connection with the Loan Agreement and concurrent repayment of repayment of the Credit Agreement (See
Note 8). Such amount represents the write off of deferred financing fees and other costs related to that refinancing.

12. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

                                                  YEAR ENDED
                                    FEBRUARY 1,    JANUARY 31,   JANUARY 30,
                                       1997           1998          1999
                                       ----           ----          ----
         Current:
           Federal..............    $  4,337      $ (3,335)        $  (680)
           State and local......         624          (477)            --
           Deferred.............       1,922            551         (1,584)
                                    --------      --------         -------
                                    $  6,883      $ (3,261)        $(2,264)
                                    ========      ========         =======

Deferred income taxes (benefit), resulting from differences between accounting for financial statement purposes and accounting for tax purposes were as follows:

                                                           YEAR ENDED
                                              -----------------------------------
                                              FEBRUARY 1, JANUARY 31, JANUARY 30,
                                                 1997        1998        1999
                                                -------     -------     -------
Depreciation ...............................    $ 2,268     $ 1,215     $   760
Expenses capitalized to inventory ..........         57        (397)         85
Amortization of goodwill ...................        300         303         144
Accretion of Subordinated Promissory Note ..        (80)       --
Insurance reserves .........................       (240)       --
Accrued expenses not deductible until paid .       (383)         70        (514)
Basis difference in Seller Note ............       --          (640)       --
Net operating loss .........................       --          --        (2,059)
                                                -------     -------     -------
                                                $ 1,922     $   551     $(1,584)
                                                =======     =======     =======

A reconciliation of the statutory Federal tax rate and the effective rate is as follows:

                                                           YEAR ENDED
                                              -----------------------------------
                                              FEBRUARY 1, JANUARY 31, JANUARY 30,
                                                 1997        1998        1999
                                                -------     -------     -------
Federal statutory tax rate .................         35%         35%         35%
State and local taxes --net of
    Federal income tax benefit .............          5           5           5
                                                -------     -------     -------
                                                     40%         40%         40%
                                                =======     =======     =======

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities are presented below:

                                                       JANUARY 31,    JANUARY 30,
                                                          1998           1999
                                                         -------        -------
Deferred tax assets:
   Inventories ...................................       $ 1,583        $   662
   Net operating loss carryforward ...............          --            3,824
   Reserves not currently deductible .............           687          1,450
   Accounts receivable reserves and other ........           240            240
                                                         -------        -------
        Total deferred tax assets ................         2,510          6,176
                                                         -------        -------
Deferred tax liabilities:
   Property, plant and equipment .................        (2,683)        (3,389)
   Goodwill and trademarks .......................        (1,930)        (1,887)
                                                         -------        -------
         Total deferred tax liabilities ..........        (4,613)        (5,276)
                                                         -------        -------
   Net deferred tax liability ....................       $(2,103)       $  (900)
                                                         =======        =======

At January 30, 1999, the Company had an aggregate net operating loss carryforward of approximately $9,600, with expirations beginning in the year 2013

13. INCOME (LOSS) PER SHARE

Net income (loss) per share as presented in the accompanying statements of operations is computed by dividing net income (loss) applicable to each class of Common Stock by the average number of shares of such stock outstanding. For the year ended January 31, 1998 the computation assumes that the Recapitalization had occurred at the beginning of that fiscal year. Following is the computation of the per share amounts as presented in the Statement of Operations:

                                                               YEAR ENDED
                                                       --------------------------
                                                       JANUARY 31,    JANUARY 30,
                                                          1998           1999
                                                       ----------     ----------
Net (loss) attributable to common stockholders ....    $  (12,784)    $  (12,215)
                                                       ==========     ==========

Preference per Class A common share ...............    $    13.10     $    14.61
Net (loss) per common share .......................         (3.29)         (3.15)
                                                       ----------     ----------
Net income per Class A common share................    $     9.80     $    11.46
                                                       ==========     ==========

Net  (loss) per Class B common share ..............    $    (3.29)    $    (3.15)
                                                       ==========     ==========

The following table presents basic net income (loss) per share for the year ended January 31, 1998 using the historical shares outstanding, and is computed by dividing net income (loss) applicable to each class of Common Stock by the actual average number of commons shares outstanding during that year. Such computation does not give retroactive effect to the Recapitalization.

                                                                  FISCAL YEAR ENDED
                                                                      JANUARY 31,
                                                                         1998
      Net (loss) ...............................................       $ (4,891)
      Less: preferred dividends ................................         (2,805)
               Class A common preference .......................         (3,021)
                                                                       --------
      Net (loss) applicable to common stockholders .............       $(10,717)
                                                                       ========

      Preference per Class A common share ......................       $   9.67
      Net income (loss) per common share (all classes) .........          (2.35)
                                                                       --------
      Net income per Class A common share ......................       $   7.32
                                                                       ========

       Net income (loss) per Class B common share ..............       $  (2.35)
                                                                       ========
Weighted average shares used in computation
    of basic income (loss) per share:
            Class A Common .....................................            928
            Class B Common .....................................          3,633

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

In March 1995, Anvil entered into interest rate swap agreements for an aggregate notional amount of $25,000 to manage its interest rate risk. At January 30, 1999 the amount was reduced to $10,000 as the result of the maturities and non-renewals. Under these interest rate swaps, Anvil receives interest at LIBOR, reset quarterly, and pays interest at the weighted average fixed rate of 7.3%. Interest payments and receipts commenced September 1995 and occur quarterly. The swap agreements have terms of three and five years. The Company does not hold or issue financial instruments for trading purposes.

The Company is exposed to credit-related losses in the event of nonperformance by counterparties to swap agreements, but it does not expect any counterparties to fail to meet their obligations given their high credit ratings. The fair value of interest rate swaps at January 31, 1998 and January 30, 1999 is approximately $534 and $345, respectively and reflects the estimated amount that the Company would pay to terminate the contracts at such dates. The fair value information has been obtained from dealer quotations.

The carrying amounts of all other financial instruments reported in the accompanying consolidated balance sheets approximate their fair value. Considerable judgment is required in interpreting certain market data to develop estimated fair values for certain financial instruments. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

15. EMPLOYEE SAVINGS PLAN

The Company has a savings plan (the "Plan") under which eligible employees may contribute up to 16%, subject to certain limitations, of their compensation. The Company matches 100% of the contributions up to the first 3% and 50% of the next 3%. During the years ended February 1, 1997, January 31, 1998 and January 30, 1999, the Company made contributions to the Plan aggregating $1,059, $1,011 and $1,022, respectively.

16. CAPITAL STRUCTURE

All shares of preferred and common stocks under the Company's old capital structure were redeemed or exchanged in connection with the Recapitalization. The capital structure at January 31, 1998 and January 30, 1999 was as follows:

REDEEMABLE PREFERRED STOCK--In connection with the Units Offering, in March 1997, the Company issued 1,200,000 shares of 13% Senior Exchangeable Preferred Stock ("Redeemable Preferred Stock") due 2009. Total shares authorized are 2,300,000. Dividends accrue quarterly at 13% on the sum of the liquidation value ($25 per share) plus accumulated and unpaid dividends thereon. Through March 15, 2002 the Company may, at its option, pay dividends in cash or in additional fully paid and non-assessable shares of Redeemable Preferred Stock having an aggregate liquidation preference equal to the amount of such dividends. On any scheduled dividend payment date, the Company may, at its option, but subject to certain conditions, exchange all but not less than all of the shares of Redeemable Preferred Stock then outstanding for the Company's 13% Subordinated Exchange Debentures due 2009 ("Exchange Debentures"). The Redeemable Preferred Stock or the Exchange Debentures, if issued, will be redeemable at the option of the Company, in whole or in part, at any time on or after March 15, 2002, at the redemption price of 101% of the liquidation preference or aggregate principal amount thereof (as the case may be), plus, in the case of the Redeemable Preferred Stock, an amount equal to all accumulated and unpaid dividends per share to the date of purchase, or in the case of the Exchange Debentures, an amount equal to all accumulated and unpaid interest thereon to the date of purchase. On March 15, 2009, the Company is required to redeem all outstanding shares of the Redeemable Preferred Stock at an amount equal to the liquidation preference and all accumulated and unpaid dividends. The Redeemable Preferred Stock was recorded at an amount equal to the proceeds (net of discounts) less an amount attributable to the Class B Common Stock issued in Connection with the Units Offering.

The Class A Common Stock accretes liquidation value at the rate of 12.5% per annum, compounded quarterly, payable in shares of Class A Common Stock.

Holders of Class B Common Stock are entitled to one vote per share on all matters to be voted on by stockholders, while holders of Class A Common Stock and Class C Common Stock have no right to vote on any matters except in special circumstances, such as a merger, consolidation, recapitalization or reorganization of the Company.

As required by the Certificate of Designations relating to the 13% Senior Exchangeable Preferred Stock, the Company has paid stock dividends aggregating 301,626 shares ($7,541 liquidation value) through the year ended January 30, 1999.

Holdings completed an exchange offer which expired August 26, 1997 (as extended), pursuant to which its 13% Series A Senior Exchangeable Preferred Stock was exchanged on a share-for-share basis for its 13% Series B Senior Exchangeable Preferred Stock, due 2009. Pursuant to the exchange offer, 1,198,566 shares ($29,964 liquidation value) were validly tendered and exchanged. The terms and conditions of the aforementioned Series B securities are substantially identical to the Series A securities for which they were exchanged, except that the Series B securities have been registered under the Securities Act of 1933, as amended.

17. STOCK OPTION PLAN AND AGREEMENTS

STOCK OPTION PLAN--During fiscal 1997, the Company adopted a stock option plan which authorizes the granting of options for approximately 5.0% of the outstanding Class B Common Stock on a fully diluted basis (the " Stock Option Plan"). The options under the Stock Option Plan may be granted to certain members of management and key employees and are subject to time and performance vesting provisions. The exercise price of such options is the fair market value of the Common Stock as of the date of grant. Options to purchase 90,000 shares were granted to certain officers and key employees on May 29, 1997 at an exercise price of $1 per share, the fair value at date of grant. These options (none of which are exercisable) are outstanding at January 30, 1999 and January 31, 1998. No options were granted, exercised, or canceled in fiscal 1998. The weighted average fair value of options granted in fiscal 1997 was $1.00. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997: risk-free interest rate of 5.75%; expected dividend yield of 0%; expected life of 10 years; and expected volatility of 0%.

The Company accounts for its stock option plans in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost is recognized for stock option awards. Had compensation cost been determined consistent with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123"), the effect on the Company's results of operations would have been less than $10 for fiscal 1997 and fiscal 1998, which is immaterial to the financial statements. The SFAS 123 method of accounting has not been applied to options granted under the prior stock option plan since all options under that plan have been exercised in connection with the Recapitalization.

PHANTOM EQUITY PLAN--As provided for in the "Phantom Equity Plan" upon sale of the Company or under certain other circumstances, certain Management Investors were to be paid 5% of the excess of the aggregate sale price over $100,000. In connection with the Recapitalization, the Management Investors were paid $5,300 in accordance with the Phantom Equity Plan at which time the Phantom Equity Plan was terminated. The $5,300 was charged to expense as "special compensation" in the year ended January 31, 1998. See Note 2.

18. COMMITMENTS AND CONTINGENCIES

LEASES--The Company is obligated under various leases for equipment, office space and distribution facilities which expire at various dates through 2002. Future minimum rental commitments under noncancelable operating leases, with terms in excess of one year, are as follows:

Fiscal Year Ending:
       2000.............................................              $1,279
       2001.............................................               1,062
       2002.............................................                 696
       2003.............................................                 396
       2004.............................................                  86
                                                                     -------
            Total.......................................             $ 3,519
                                                                     =======

Rental expense for the years ended February 1, 1997 and January 31, 1998 and January 30, 1999 was $620, 956 and $1,218, respectively.

LITIGATION--The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on the financial condition or results of operations of the Company.

Prior to the Acquisition, groundwater contamination was discovered at the Asheville, North Carolina facility. In 1990, Winston Mills, Inc., a subsidiary of McGregor, entered into an Administrative Order on Consent ("AOC") with the North Carolina Department of Environment, Health and Natural Resources ("DEHNR") concerning such contamination. Since that time, McGregor has been conducting investigative and corrective action under DEHNR oversight and has remained responsible to the DEHNR with respect to the contamination that is subject to the AOC. While the total cost of the cleanup at the facility will depend upon the extent of contamination and the corrective action approved by the DEHNR, preliminary cleanup cost estimates range from $1.0 to $4.0 million. McGregor continues to be a party to the Asheville, North Carolina facility's hazardous waste permit and Culligan, an affiliate of McGregor, has guaranteed McGregor's obligations under the AOC. McGregor also contractually agreed to fully indemnify the Company with respect to the contamination as part of the terms of the Acquisition. This indemnity is guaranteed by Culligan and by Astrum (now known as Samsonite Corporation) in the event Culligan is unable to perform its guarantor obligations. The Company could be held responsible for the cleanup of this contamination if McGregor, Culligan and Samsonite were all to become unable to fulfill their obligations to DEHNR and the Company was not successful in obtaining indemnification for the clean-up from either McGregor, Culligan or Astrum.

McGregor also agreed to fully indemnify the Company for any costs associated with certain other environmental matters identified at the time of the Acquisition. The Company believes that, even if McGregor were unable to fulfill its indemnification obligations, these other matters would not have a material adverse effect on the Company. McGregor also agreed to indemnify the Company, subject to certain limitations, with respect to environmental liabilities that arise from events that occurred or conditions in existence prior to the Acquisition. Culligan and Astrum have also guaranteed McGregor's obligations under these indemnities.

EMPLOYMENT AGREEMENTS--The Company has entered into employment agreements which currently expire January 31, 2000, with annual renewals thereafter, with certain senior executives providing for minimal annual compensation, plus bonuses equal to 4% of the Company's annual profits, as defined. At January 30, 1999, the aggregate minimum obligation under the remaining terms of these employment agreements is approximately $965. If an executive is terminated without cause, or if the executive terminates his employment under certain circumstances, as provided, the Company is liable for termination payments through the end of the agreement. Additionally, under certain circumstances, the Company may be liable for additional termination benefits up to a period not exceeding two years.

19. SUMMARIZED FINANCIAL DATA OF CERTAIN WHOLLY-OWNED SUBSIDIARIES

Following is the summarized balance sheet data of Anvil and Cottontops. Cottontops is a wholly-owned subsidiary of Anvil, which is a wholly-owned subsidiary of Holdings.

                                        ANVIL KNITWEAR, INC.         COTTONTOPS, INC.
                                     -----------------------    -------------------------
                                     JANUARY 31,   JANUARY 30,   JANUARY 31,  JANUARY 30,
                                        1998          1999          1998         1999
                                        ----          ----          ----         ----
Current assets ..................    $  78,473     $  83,908       $3,825       $  882
                                     =========     =========       ======       ======
Total assets ....................    $ 147,113     $ 148,626       $4,166       $1,863
                                     =========     =========       ======       ======

Current liabilities .............    $  27,335     $  30,333       $  550       $  287
                                     =========     =========       ======       ======
Long-term liabilities ...........    $ 154,641     $ 158,192       $1,854         --
                                                   =========       ======       ======
Total liabilities ...............    $ 181,976     $ 188,525       $2,404       $  287
                                     =========     =========       ======       ======
Stockholder's equity (deficiency)    $ (34,863)    $ (38,258)      $1,762       $1,576
                                     =========     =========       ======       ======

Following is the summarized statement of operations data of Anvil and Cottontops for the periods indicated:

                                    ANVIL KNITWEAR, INC.               COTTONTOPS, INC.
                                         YEAR ENDED                       YEAR ENDED
                          -------------------------------------    -------------------------
                          JANUARY 27,  JANUARY 31,   JANUARY 30,   JANUARY 31,    JANUARY 30,
                             1997         1998          1999         1998            1999
Net sales .............    $204,154    $ 214,867     $ 217,302      $ 3,731         $3,583
                           ========    =========     =========      =======         ======
Operating income (loss)    $ 24,705    $  12,732     $  12,626      $  (222)        $   85
                           ========    =========     =========      =======         ======
Interest expense ......    $  6,725    $  16,415     $  18,344         --             --
                                                     =========      =======         ======
Net income (loss) .....    $ 11,037    $  (4,818)    $  (3,395)     $  (131)        $   62
                           ========    =========     =========      =======         ======

Holdings and Cottontops have fully and unconditionally, jointly and severally guaranteed the Series A Senior Notes and the Series B Senior Notes. Complete financial statements and other disclosures concerning Anvil and Cottontops are not presented because management has determined they are not material to investors. Holdings has no independent operations apart from its wholly-owned subsidiary, Anvil, and its sole asset is the capital stock of Anvil. Anvil is Holding's only direct subsidiary. In addition to Cottontops, Anvil has three other non-guarantor direct subsidiaries: Anvil (Czech), Inc., a Delaware corporation, A.K.H., S.A., organized in Honduras and Livna, Limitada organized in El Salvador, one non-guarantor indirect subsidiary, Anvil s.r.o., organized in the Czech Republic (a direct subsidiary of Anvil (Czech), Inc.) (collectively, the "Non-Guarantor Subsidiaries"). Other than as stated herein, there are no other direct or indirect subsidiaries of the Company. Management believes the Non-Guarantor Subsidiaries are inconsequential both individually and in the aggregate.

20. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                    FISCAL 1997                                      FISCAL 1998
                                                      QUARTER                                          QUARTER
                                    --------------------------------------------    --------------------------------------------
                                      FIRST      SECOND       THIRD      FOURTH       FIRST      SECOND       THIRD      FOURTH
                                      -----      ------       -----      ------       -----      ------       -----      ------
Net sales ......................    $ 60,288    $ 51,745    $ 53,708    $ 49,126    $ 64,892    $ 62,183    $ 43,400    $ 46,827
Gross profit ...................      14,429      12,031      10,982       9,934      13,061      11,514       5,874       7,761
Operating profit (loss) ........      (2,864)      6,318       4,845       4,433       5,919       5,232        (564)      2,039
Income (loss) before extra-
  ordinary item ................      (3,710)      1,222         341          13         822         454      (3,111)     (1,560)
Net income (loss) ..............      (6,467)      1,222         341          13         822         454      (3,111)     (1,560)

Basic Income (loss) per share:
 (Pro Forma in fiscal 1997)
  Class A Common Stock:
     Income (loss) before extra-
       ordinary item ...........    $  (0.82)   $   2.98    $   2.87    $   2.89    $   3.15    $   3.16    $   2.34    $   2.81
                                    ========    ========    ========    ========    ========    ========    ========    ========
      Net income ...............    $  (1.42)   $   2.98    $   2.87    $   2.89    $   3.15    $   3.16    $   2.34    $   2.81
                                    ========    ========    ========    ========    ========    ========    ========    ========
   Class B Common Stock:
     Income (loss) before extra-
       ordinary item ...........    $  (0.82)   $  (0.14)   $  (0.35)   $  (0.44)   $  (0.33)   $  (0.44)   $  (1.38)   $  (1.01)
                                    ========    ========    ========    ========    ========    ========    ========    ========
     Net Income ................    $  (1.42)   $  (0.14)   $  (0.35)   $  (0.44)   $  (0.33)   $  (0.44)   $  (1.38)   $  (1.01)
                                    ========    ========    ========    ========    ========    ========    ========    ========

                                   SCHEDULE II

                      ANVIL HOLDINGS, INC. AND SUSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at   Charged to  Charged to               Balance at
                                        Beginning    costs and     other                   end of
             Description                 of Year      Expenses    Accounts    Deductions    Year
             -----------                 -------      --------    --------    ----------    ----
Year ended February 1, 1997
  Allowance for doubtful accounts......   $  451       $  440                   $  17(a)   $  874
                                          ======       ======                   =====      ======

Year ended January 31, 1998
  Allowance for doubtful accounts......   $  874       $  400                   $ 452(a)   $  822
                                          ======       ======                   =====      ======

Year ended January 30, 1999
  Allowance for doubtful accounts......   $  822       $  498                   $ 685(a)   $  635
                                          ======       ======                   =====      ======

----------
(a)   Accounts written off as uncollectible.